Form 10QSB
period 2003-03-31
SHEFFIELD PRODUCTS INC / DE
filed 2003-05-16
CIK 1116204

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2003, the following shares were outstanding: 6,751,240.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a) The unaudited financial statements of registrant for the three months ended March 31, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

SHEFFIELD PRODUCTS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended March 31, 2003

INDEX TO FINANCIAL STATEMENTS:

Balance Sheets
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

SHEFFIELD PRODUCTS, INC.

(A Development Stage Company)

Balance Sheets

For the period ended

	Unaudited	Unaudited
	03/31/2003	03/31/2002
ASSETS

Current Assets:

Cash	$ 296	$ 309
Shareholder receivable	-	-

TOTAL CURRENT ASSETS	296	309

TOTAL ASSETS	$ 296	$ 309

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:

Accounts payable and accrued expenses	$ 1,251	$ -
Shareholder loan payable	4,255	-

TOTAL CURRENT LIABILITIES	5,506	-

Stockholder's Equity (Deficit):

Common Stock - Par value $.001; authorized 10,000,000 shares
6,751,240 and 7,125,640 shares issued and outstanding in	6,751	7,126
2003 and 2002, respectively

Additional paid-in capital	7,669	5,062
Deficit accumulated during the development stage	(19,629)	(11,879)

TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	(5,209)	309

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$ 296	$ 309

The accompanying notes are an integral part of the financial statements.

SHEFFIELD PRODUCTS, INC.

(A Development Stage Company)

Statements of Operations

For the initial period of inception (August 19, 1997) to March 31, 2003

			Inception
	For the period	For the period	05/06/96 to
	ending 03/31/2003	ending 03/31/2002	03/31/2003
Revenues:

Sales	$ -	$ -	$ -

TOTAL REVENUES	-	-	-

Costs and expenses:

General and administrative	3,569	1,691	19,629

TOTAL EXPENSES	3,569	1,691	19,629

Net loss before taxes	(3,569)	1,691	(19,629)

Provision for income taxes	-	-	-

Net loss	(3,569)	(1,691)	(19,629)

Loss per common share	$ (0.00053)	$ (0.00035)

Weighted average common shares outstanding	6,751,240	4,886,640

The accompanying notes are an integral part of the financial statements.

SHEFFIELD PRODUCTS, INC.

(A Development Stage Company)

Statements of Cash Flows

For the initial period of inception (August 19, 1997) to March 31, 2003

			Inception
	For the period	For the period	05/19/1997 to
	ending 03/31/2003	ending 03/31/2002	12/31/02

Cash flows from operating activities:

Net loss	$ (3,569)	$ (1,691)	$ (19,629)
Adjustments to reconcile net loss to net cash
used in operating activities:
(Increase) Decrease in receivable from shareholder	-	-	-
Increase(Decrease) in shareholder loan payable	3,627	-	4,255
Increase (Decrease) in accounts payable	238	-	1,251

Net cash used in operating activities	296	(1,691)	(14,124)

Cash flows from financing activities:

Issuance of Common Stock	-	2,000	6,751
Additional paid-in Capital	-	-	7,669

Net cash provided by financing activities	-	2,000	14,420

Net increase (decrease) in cash	296	309	296

Cash, beginning	-	-	-

Cash, ending	296	309	296

The accompanying notes are an integral part of the financial statements.

Sheffield Products, Inc.

(A Development Stage Company)

Notes to Financial Statements

Note 1 - Organization and Summary of Significant accounting Policies

Basis of Presentation:

The accompanying unaudited financial statements of Sheffield Products, Inc. (the "Company"), as of March 31, 2003 and 2002, and for the six months ended March 31, 2003 and 2002, have been prepared in accordance with generally accepted accounting principles for interim financial information, and in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission. In the opinion of Company management, all adjustments, consisting only of normal recurring adjustments considered necessary to present fairly the financial statements, have been made.

Description of Business

The financial statements presented are those of Sheffield Products, Inc. a development stage company ("The Company"). The Company was incorporated under the laws of the State of Delaware on August 7, 1997. The Company's activities, to date, have been primarily directed towards the raising of capital.

As shown in the financial statements, as of March 31, 2003 and 2002, the Company has incurred accumulated deficits of $19,629 and $11,879, respectively and only had cash of $296 and $309, respectively. The Company's continued existence is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis. Accordingly, the financial statements do not include any adjustment that might be necessary should the Company be unable to continue in existence. The Company has been exploring sources to obtain additional equity or debt financing. The Company has indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

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

Loss Per Common Share

The Company incurred expenses of $3,569 and $1,691, respectively during the years ended March 31, 2003 and 2002. This was due to the high professional and legal costs related to the company's operations.

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

Note 4 - Related Party Transactions

The Company advanced a shareholder $4,255 and $0, respectively for the periods ended March 31, 2003 and 2002.

Note 5 - Subsequent Events

The Company is constantly seeking business opportunities and other means of financing to enable it to complete its business plan.

Note 6 - Management' Discussion and Analysis or Plan of Operation

Results of Operations

For the periods ending March 31, 2003 and 2002, the Company incurred net losses of $3,569 and $1,691, respectively. Explanations of these results are set forth below.

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

The Company incurred expenses of $3,569 and $1,691, respectively during the periods ending March 31, 2003 and 2002. This was due to the high professional and legal costs related to the Company's operations.

Liquidity and Capital Resources

During the periods ending March 31, 2003 and 2002, the Company increased cash $296 and $309, respectively, primarily from operations.

At March 31, 2003 and 2002, the Company had current assets of $296 and $309 and current liabilities of $5,506 and $0, respectively.

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

Liquidity and Capital Resources

As of March 31, 2003, the Company remains in the development stage. For the period ended March 31, 2003, the Company's balance sheet reflects current and total assets of $296 in the form of cash, and current liabilities of $5,506.

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

Results of Operations

During the period from August 20, 1997 (inception) through March 31, 2003, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

The Company experienced a net loss of $3,569 for the first quarter compared to a loss of $1,691 for the same period last year. The loss during the quarter ended March 31, 2003 is primarily the result of legal, consulting, and accounting costs related to initial registration under the Securities Exchange Act of 1934 and subsequent compliance with reporting requirements of the securities laws, as well as payment of transfer agent fees. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Plan of Operations

For the fiscal year ending December 31, 2003, and for the succeeding twelve months, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

The Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2003 and thereafter. This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year. Furthermore, once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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

(b) No reports on Form 8-K were filed for the quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHEFFIELD PRODUCTS, INC.

By: /S/ JAMES CHARLES

James Charles, President and a Director

By:/S/ COSMO PALMIERI

Cosmo Palmieri, Director

Date: May 15, 2003

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

Date: May 15, 2003	By: /S/ JAMES CHARLES James Charles, President and a Director

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

Date: May 15, 2003	By:/S/ COSMO PALMIERI Cosmo Palmieri, Director