Form 10KSB
period 2003-12-31
SHEFFIELD PRODUCTS INC / DE
filed 2004-04-14
CIK 1116204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003.

___Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to ____.

SHEFFIELD PRODUCTS, INC.
(Name of small business in its charter)

Delaware	0-50002	52-2175896
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
P.O. Box 110310 Naples, FL	34108-0106
(Address of Principal Executive Office)	(Zip Code)

Issuer's telephone number, including area code: (239) 598-2300

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2003, the Company had 6,751,240 shares outstanding.

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

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__

PART I

ITEM 1.         DESCRIPTION OF BUSINESS.

General

The Company was incorporated under the laws of the State of Delaware on August 19, 1997. To date, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

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

ITEM 2.         DESCRIPTION OF PROPERTY.

The Company currently has no investments in real estate, real estate mortgages, or real estate securities. The Company maintains a mailing address at P.O. Box 110310, Naples, Florida 34108-0106. The Company pays no rent for the use of this mailing address.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2003.

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

Liquidity and Capital Resources

As of December 31, 2003, the Company remains in the development stage. For the fiscal year ended December 31, 2003, the Company's balance sheet reflects current asset and total assets of $0, and total current liabilities of $6,515, including primarily a loan payable to a shareholder.

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

Results of Operations

During the period from August 19, 1997 (inception) through December 31, 2003, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period, and the Company has accumulated a deficit of $20,935 during the development stage.

Plan of Operations

For the fiscal year ending December 31, 2004, the Company will carry out its business plan as discussed above. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with its continuing efforts to locate a suitable merger or acquisition candidate. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

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

ITEM 7.        FINANCIAL STATEMENTS.

See the following pages.

SHEFFIELD PRODUCTS, INC.

DECEMBER 31, 2003

I N D E X

INDEPENDENT AUDITORS' REPORT

BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

Smith & Company

Child, Sullivan & Company
A Professional Corporation of CERTIFIED PUBLIC ACCOUNTANTS

1284 W. Flint Meadow Dr., Suite D, Kaysville, U T 84037	PHONE: (801) 927-1337 FAX: (801) 927-1344

INDEPENDENT AUDITORS' REPORT

To The Stockholders

Sheffield Products, Inc.

We have audited the accompanying balance sheet of Sheffield Products, Inc. (a development stage enterprise) as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Sheffield Products, Inc. (a development stage enterprise) as of and for the year ended December 31, 2002, were audited by other auditors whose report dated April 6, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sheffield Products, Inc. (a development stage enterprise) as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has an accumulated deficit at December 31, 2003. The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Child, Sullivan and Company
Salt Lake City, Utah

April 2, 2004

SHEFFIELD PRODUCTS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

December 31,
ASSETS	2003
Current assets:
Cash	$ -
Loans receivable	-
Total current assets	-

Total assets	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 250
Shareholder loan payable	6,265
Total current liabilities	6,515

Stockholders' equity (deficit):
Common stock, $.001 par value; 10,000,000 shares
authorized, 6,751,240 shares issued and outstanding	6,751
Additional paid-in capital	7,669
Deficit accumulated during the development stage	(20,935)
Total stockholders' equity (deficit)	(6,515)

Total liabilities and stockholders' equity (deficit)	$ -

See notes to financial statements.

SHEFFIELD PRODUCTS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS

December 31,	August 19, 1997 (date of inception) to December 31,2003

	2003	2002

Revenues	$ -	$ -	$ -

Expenses:
General and administrative	4,875	5,872	20,935

Net loss before taxes	(4,875)	(5,872)	(20,935)

Provision for income taxes	-	-	-

Net loss	$(4,875)	$(5,872)	$(20,935)

Loss per share	$ (.00)	$ (.00)

Weighted average common shares outstanding	6,751,240	6,751,240

See notes to financial statements.

SHEFFIELD PRODUCTS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM AUGUST 19, 1997 (DATE OF INCEPTION) TO DECEMBER 31, 2003

Common Stock
			Additional
			Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at August 19, 1997 (Date of Inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash	670,610	671	-	-	671
Net loss	-	-	-	(806)	(806)
Balance at December 31, 1997	670,610	671	-	(806)	(135)

Net loss	-	-	-	(105)	(105)
Balance at December 31, 1998	670,610	671	-	(911)	(240)

Common stock issued for cash	1,928,780	1,929	1,633	-	3,562
Net loss	-	-	-	(603)	(603)
Balance at December 31, 1999	2,599,390	2,600	1,633	(1,514)	2,719

Common stock issued for cash	146,250	146	3,429	-	3,575
Net loss	-	-	-	(5,911)	(5,911)
Balance at December 31, 2000	2,745,640	2,746	5,062	(7,425)	383

Common stock issued for cash	2,380,000	2,380	-	-	2,380
Net loss	-	-	-	(2,763)	(2,763)
Balance at December 31, 2001	5,125,640	5,126	5,062	(10,188)	-

Common stock issued for cash	1,625,600	1,625	2,607	-	4,232
Net loss	-	-	-	(5,872)	(5,872)
Balance at December 31, 2002	6,751,240	6,751	7,669	(16,060)	(1,640)

Net loss	-	-	-	(4,875)	(4,875)
Balance at December 31, 2003	6,751,240	$6,751	$7,669	$(20,935)	$(6,515)

See notes to financial statements.

SHEFFIELD PRODUCTS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS

December 31,	August 19, 1997 (date of inception)
	2003	2002	to December 31, 2003
Cash flows from operating activities:
Net loss	$(4,875)	$(5,872)	$(20,935)
Adjustments to reconcile net loss to net
cash flows from operating activities:
Changes in operating assets & liabilities
Shareholder loan payable	(378)	628	250
Accounts payable	5,253	1,012	6,265
Net cash flows from operating activities	-	(4,232)	(14,420)

Cash flows from financing activities:
Issuance of common stock	-	4,232	14,420
Net cash flows from financing activities	-	4,232	14,420

Net change in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$ -	$ -	$ -

See notes to financial statements.

SHEFFIELD PRODUCTS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

1.        Summary of Significant Accounting Policies

Description of Business

Sheffield Products, Inc. (a development stage enterprise) (the Company) was formed on August 19, 1997. The Company's activities to date have been primarily directed towards the raising of capital and seeking business opportunities.

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Share

Basic earnings per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Due to net losses, potentially dilutive securities would be antidilutive and are therefore not included.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

There is no provision for income taxes due to continuing losses. At December 31, 2003, the Company has net operating loss carryforwards for tax purposes of approximately $21,000, which expire through 2023. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

2.        Going Concern

As shown in the consolidated financial statements, the Company has an accumulated deficit of $20,935 at December 31, 2003, and no cash. The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. The Company is dependent on its existing shareholders to be able to continue as a going concern. The Company has indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

A report on Form 8K was filed on March 29, 2004, reporting a change of the Company's independent accountant.

ITEM 8A.        CONTROLS AND PROCEDURES.

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2003, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Audit Committee.

As of the date of this Annual Report, we have not appointed members to an audit committee and, therefore, the role of an audit committee has been conducted by our full Board of Directors. We do not have an audit committe financial expert on our board of directors because we are a development stage enterprise with no current business operations. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist the Board of Directors in fulfilling oversight responsibilities regarding finance, accounting, tax and legal compliance.

Our Board of Directors has considered whether the regulatory provision of non-audit service is compatible with maintaining the principal independent accountant's independence.

Code of Ethics

The Company has not yet adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer or controller, or persons performing similar functions. The Company is a development stage "blind pool" or "blank check" company with limited assets and liabilities, and no current operations. As a result, the Company believes that it does not currently have accounting or financial issues which necessitate the adoption of a code of ethics.

Compliance With Section 16(a) of the Exchange Act.

The Company's officers and directors have each filed an Annual Statement of Changes in Beneficial Ownership on Form 5.

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

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Mid-Continental Securities 5150 Tamiami Trail N., Ste. 202 Naples, Florida 34103	3,970,690	55.63%
Frank Pioppi 5150 Tamiami Trail N., Ste. 202 Naples, Florida 34103	3,970,690 (3)
Glenn Little (2) 211 West Wall Street Midland, TX 79701	1,300,000	18.21%
James J. Charles (1) 645 5th Ave., Suite 430 New York, NY 10022	0	0
Cosmo Palmieri (1) 645 5th Ave., Suite 430 New York, NY 10022	0	0
All directors and executive officers (2 persons)	0	0

(1) The person listed is an officer, a director, or both, of the Company.
(2) Includes 300,000 shares owned by family members, of which Mr. Little may be deemed to be the beneficial owner.
(3) Frank Pioppi is the owner of 92% of the issued and outstanding common stock of Mid-Continental Securities Corp., and may be deemed to be the beneficial owner of 100% of the in Sheffield Products, Inc. owned by Mid-Continental.

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

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K.

(a)    The Exhibits listed below are filed as part of this Annual Report.
Exhibit No.	Document
3.1	Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on September 12, 2002).
3.2	Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on September 12, 2002).
31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.    No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31, 2003.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate audit and audit related fees billed by Child, Sullivan and Company for audit of the Company's annual financial statements for review of the Company's quarterly financial statements filed on Form 10-QSB were $ 1,500for the fiscal year ended December 31, 2003, and $0 for the fiscal year ended December 31, 2002.

Tax Fees

The aggregate fees billed by Child, Sullivan and Company for tax compliance, advice and planning were $ 0 for the fiscal year ended December 31, 2003, and $ 0 for the fiscal year ended December 31, 2002.

All Other Fees

Child, Sullivan and Company did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2003 and December 31, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHEFFIELD PRODUCTS, INC.

By: /S/ JAMES CHARLES
James Charles, President and a Director

Date: April 14, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SHEFFIELD PRODUCTS, INC.

By: /S/ JAMES CHARLES
James Charles, President and a Director

By:/S/ COSMO PALMIERI
Cosmo Palmieri, Director

Date: April 14, 2004