Form 10QSB
period 2004-03-31
SHEFFIELD PRODUCTS INC / DE
filed 2004-05-17
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

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

Issuer's telephone number: (239) 598-2300

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At March 31, 2004, the following shares were outstanding: 6,751,240.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS AND EXHIBITS

(a)        The unaudited financial statements of registrant for the three months ended March 31, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

SHEFFIELD PRODUCTS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Quarter Ended March 31, 2004

INDEX TO FINANCIAL STATEMENTS:

Balance Sheet
Statements of Operations
Statement of Stockholders' Equity (Deficit)
Statements of Cash Flows
Notes to Financial Statements

SHEFFIELD PRODUCTS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET (UNAUDITED)

March 31,
ASSETS	2004
Current assets:
Cash	$ -
Loans receivable	-
Total current assets	-

Total assets	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 250
Shareholder loan payable	6,265
Total current liabilities	6,515

Stockholders' equity (deficit):
Common stock, $.001 par value; 10,000,000 shares
authorized, 6,751,240 shares issued and outstanding	6,751
Additional paid-in capital	7,669
Deficit accumulated during the development stage	(20,935)
Total stockholders' equity (deficit)	(6,515)

Total liabilities and stockholders' equity (deficit)	$ -

See notes to unaudited financial statements.

SHEFFIELD PRODUCTS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS (UNAUDITED)

	March 31,		August 19, 1997 (date of inception)
	2004	2003	to March 31, 2004

Revenues	$ -	$ -	$ -

Expenses:
General and administrative	-	3,569	20,935

Net loss before taxes	-	(3,569)	(20,935)

Provision for income taxes	-	-	-

Net loss	$ -	$ (3,569)	$ (20,935)

Loss per share	$ (.00)	$ (.00)

Weighted average common shares outstanding	6,751,240	6,751,240

See notes to unaudited financial statements.

SHEFFIELD PRODUCTS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

FROM AUGUST 19, 1997 (DATE OF INCEPTION) TO MARCH 31, 2004

	Common Stock
			Additional
			Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at August 19, 1997 (Date of Inception)	-	$-	$-	$-	$-
Common stock issued for cash	670,610	671	-	-	671
Net loss	-	-	-	(806)	(806)
Balance at December 31, 1997	670,610	671	-	(806)	(135)

Net loss	-	-	-	(105)	(105)
Balance at December 31, 1998	670,610	671	-	(911)	(240)

Common stock issued for cash	1,928,780	1,929	1,633	-	3,562
Net loss	-	-	-	(603)	(603)
Balance at December 31, 1999	2,599,390	2,600	1,633	(1,514)	2,719

Common stock issued for cash	146,250	146	3,429	-	3,575
Net loss	-	-	-	(5,911)	(5,911)
Balance at December 31, 2000	2,745,640	2,746	5,062	(7,425)	383

Common stock issued for cash	2,380,000	2,380	-	-	2,380
Net loss	-	-	-	(2,763)	(2,763)
Balance at December 31, 2001	5,125,640	5,126	5,062	(10,188)	-

Common stock issued for cash	1,625,600	1,625	2,607	-	4,232
Net loss	-	-	-	(5,872)	(5,872)
Balance at December 31, 2002	6,751,240	6,751	7,669	(16,060)	(1,640)

Net loss	-	-	-	(4,875)	(4,875)
Balance at December 31, 2003	6,751,240	6,751	7,669	(20,935)	(6,515)

Net loss	-	-	-	-	-
Balance at March 31, 2004	6,751,240	$ 6,751	$ 7,669	$ (20,935)	$ (6,515)

See notes to unaudited financial statements.

SHEFFIELD PRODUCTS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	March 31,		August 19, 1997 (date of inception)
	2004	2003	to March 31, 2004
Cash flows from operating activities:
Net loss	$ -	$(3,569)	$(20,935)
Adjustments to reconcile net loss to net
cash flows from operating activities:
Changes in operating assets & liabilities
Shareholder loan payable	-	3,627	6,265
Accounts payable	-	238	250
Net cash flows from operating activities	-	296	(14,420)

Cash flows from financing activities:
Issuance of common stock	-	-	14,420
Net cash flows from financing activities	-	-	14,420

Net change in cash	-	296	-
Cash at beginning of period	-	-	-
Cash at end of period	$ -	$ 296	$ -

See notes to unaudited financial statements.

SHEFFIELD PRODUCTS, INC.

(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2004 AND 2003

1.        Summary of Significant Accounting Policies

Quarterly Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's 2003 financial statements in Form 10-KSB. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operating results are not necessarily indicative of the results for a full year.

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

There is no provision for income taxes due to continuing losses. At March 31, 2003, the Company has net operating loss carryforwards for tax purposes of approximately $21,000, which expire through 2023. The Company has recorded a valuation allowance that fully offsets deferred tax assets arising from net operating loss carryforwards because the likelihood of the realization of the benefit cannot be established. The Internal Revenue Code contains provisions that may limit the net operating loss carryforwards available if significant changes in stockholder ownership of the Company occur.

2.       Going Concern

As shown in the financial statements, the Company has an accumulated deficit of $20,935 at March 31, 2004, and no cash. The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. The Company is dependent on its existing shareholders to be able to continue as a going concern. The Company has indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

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

Liquidity and Capital Resources

As of March 31, 2004, the Company remains in the development stage. For the period ended March 31, 2004, the Company's balance sheet reflects current and total assets of $0, and current liabilities of $ 6,515, of which $6,265 is in the form of a shareholder loan.

The Company does not have sufficient assets or capital resources to pay its on-going expenses while it is seeking out business opportunities, and it has no current plans to raise additional capital through sale of securities. As a result, although the Company has no agreement in place with its shareholders or other persons to pay expenses on its behalf, it is currently anticipated that the Company will rely on loans or additional capital contributions from shareholders to pay expenses at least until it is able to consummate a business transaction.

Results of Operations

During the period from August 19, 1997 (inception) through March 31, 2004, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

The Company experienced a net loss of $ 0for the three month period ended March 31, 2004, compared with a loss of $ 3,569 for the same period last year. The Company does not expect to generate any revenue until it completes a business combination, but will continue to incur legal and accounting fees and other costs associated with compliance with its reporting obligations. As a result, the Company expects that it will continue to incur losses each quarter at least until it has completed a business combination. Depending upon the performance of any acquired business, the Company may continue to operate at a loss even following completion of a business combination.

Inflation

The Company believes that the impact of inflation and changing prices on its operations since commencement of operations has been negligible.

Seasonality

The Company does not deem its revenues to be seasonal and any effect would be immaterial.

Plan of Operations

For the fiscal year ending December 31, 2004, and for the succeeding twelve months, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

The Company will require additional capital in order to pay the costs associated with carrying out its plan of operations and the costs of compliance with its continuing reporting obligations under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2004 and thereafter. This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year. Furthermore, once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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

ITEM 3.       CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, there has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REPORT REFLECT MANAGEMENT'S BEST JUDGMENT BASED UPON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

None.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)       The following exhibits are filed herewith:

31.1       Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2       Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1       Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2       Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       A current report on Form 8-K to announce a change in the registrant's certifying accountant was filed on March 29, 2004, with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHEFFIELD PRODUCTS, INC.

By: /S/ JAMES CHARLES
James Charles, President and a Director

By:/S/ COSMO PALMIERI
Cosmo Palmieri, Director

Date: May 17, 2004