Form 10QSB
period 2004-09-30
SHEFFIELD PRODUCTS INC / DE
filed 2004-11-12
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

 SHEFFIELD PRODUCTS, INC.

(Name of small business in its charter)

Delaware	0-50002	52-2175896
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
15/F East Wing Sincere Insurance Building 6 Hennessy Road, Wanchai Hong Kong
(Address of Principal Executive Office)

Issuer's telephone number:  (239) 598-2300

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No....

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes...  No.....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  At September 30, 2004, the following shares were outstanding: 20,000,000.

Transitional Small Business Disclosure Format (Check one):  Yes...     No X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The unaudited financial statements of registrant for the nine months ended September 30, 2004, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

SHEFFIELD PRODUCTS, INC.

(A Development Stage Company)

UNAUDITED CONOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2004

SHEFFIELD PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
	USD	USD
ASSETS

Current assets
Cash and cash equivalents	24,357	64,523
Trade accounts receivable	120,464	92,290
Prepaid expenses and other assets	17,517	101,348

Total current assets	162,338	258,161

Property and equipment, net	44,802	2,386

Total assets	207,140	260,547

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable and accruals	155,367	198,192
Deposits	54,040	44,270
Shareholder loan payable (Note 4)	6,355	26,705
Related party payable (Note 4)	34,092	17,046
Current portion of long-term debt	3,386	4,262

Total current liabilities	253,240	290,475

Long-term debt, less current portion	4,426	6,747

Stockholders’ equity (deficit):
Capital (Note 7)	42,727	22,727
Retained earning (deficit)	(79,574)	(60,403)
Accumulated other comprehensive income (deficit)	(13,679)	1,001

Total stockholders’ equity	(50,526)	(36,675)

Total liabilities and stockholders’ equity	207,140	260,547

See the accompanying notes to the unaudited consolidated financial statements.

SHEFFIELD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended	Nine months ended
September 30,	September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	USD	USD	USD	USD

Sales revenue	309,049	221,079	893,597	706,441

Cost of goods sold	250,317	231,513	711,269	591,428

Gross profit (loss)	58,732	(10,434)	182,328	115,013
Operating expenses
Depreciation, depletion and amortization	-	-	1,823	-
General and administrative	65,479	59,524	204,011	188,496
	65,479	59,524	205,834	188,496

Operating income (loss)	(6,747)	(69,958)	(23,506)	(73,483)

Other income:
Other	259	897	4,335	7,995

Income (loss) before income tax	(6,488)	(69,061)	(19,171)	(65,488)

Provision for income taxes	-	-	-	-

Net income (loss)	(6,488)	(69,061)	(19,171)	(65,488)

Net income per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares	20,000,000	20,000,000	20,000,000	20,000,000

 See the accompanying notes to the unaudited consolidated financial statements

SHEFFIELD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
	USD	USD
Operating activities:

Net loss	(19,171)	(65,488)

Adjustments to reconcile net loss to net cash provided by
operating activities :
Depreciation, depletion and amortisation	1,823	-
Accumulated other comprehensive deficit	(14,680)	(9,320)
Changes in operating assets and liabilities:
Trade accounts receivable	(28,174)	22,870
Prepaid expenses and other assets	83,831	5,557
Trade accounts payable and accruals	(42,825)	109,520
Deposits	9,770	7,561
Shareholder loan payable	(20,350)	-
Related party payable	17,045	-
Total adjustments	6,440	136,188

Net cash (used in)/provided by operating activities	(12,731)	70,700

Investing activities:

Capital expenditures, including:
Purchase of plant and equipment, net	(44,238)	(1,809)

Net cash used in investing activities	(44,238)	(1,809)

Financing activities:

Issuance of Common Stock	20,000	-
Proceeds from long-term debt	(3,197)	(3,197)

Net cash provided by (used in) financing activities	16,803	(3,197)

Net change in cash and cash equivalents	(40,166)	65,694

Cash and cash equivalents, beginning of period	64,523	3,918

Cash and cash equivalents, end of period	24,357	69,612

See the accompanying notes to the unaudited consolidated financial statements

SHEFFIELD PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.

BASES OF PRESENTATION

(i)

The accompanying consolidated financial statements of Sheffield Products, Inc. (“SHEFFIELD”) and its subsidiaries (the “Group”) have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America for interim consolidated financial information. Accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements.

In the opinion of the management of SHEFFIELD, all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the operating results for the three months and nine months ended September 30, 2004 have been made.  Results for the quarter and interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

(ii)

On August 13, 2004, Sheffield Products, Inc. (“SHEFFIELD”) entered a share exchange agreement with the stakeholders of Digital Network Alliance Holdings (BVI) Inc., (“DNA”), a British Virgin Islands corporation. In the Exchange, Sheffield acquired all of the issued and outstanding common stock of DNA in exchange for the issuance of 13,248,760 shares of its common stock.

The Exchange resulted in a change of control of SHEFFIELD. Upon completion of the Exchange and the related share issuances, SHEFFIELD has a total of 20,000,000 shares issued and outstanding, of which 13,248,760 or approximately 66.24% are owned by the former stakeholders of DNA.  As the Exchange resulted in the former stakeholders of DNA owning greater than 50% of the common shares of SHEFFIELD, the Exchange has been treated as a reverse merger with DNA as the accounting acquirer (legal subsidiary) and SHEFFIELD as the accounting acquiree (legal parent).

SHEFFIELD PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accordingly, the purchase method under reverse merger accounting has been applied except that no goodwill is recorded on the unaudited consolidated balance sheet.  It means that: -

(a)

The unaudited consolidated financial statements of the combined entity are issued under the name of the legal parent, SHEFFIELD, but a continuation of the combined financial statements of DNA.

(b)

DNA is deemed to be the acquirer for accounting purposes and as such, its assets and liabilities are included in the unaudited consolidated financial statements of the combined entity at their historical carrying values.

(c)

The common stock and accumulated deficit of SHEFFIELD up to the date of the Exchange are eliminated.

(d)

The capital structure of the consolidated entity is that of SHEFFIELD, but the dollar amount of the issued share capital in the unaudited consolidated balance sheet is that of DNA immediately prior to the Exchange plus the value of shares issued by SHEFFIELD to acquire DNA and to compensate the service providers.

(e)

The value of shares issued by SHEFFIELD is determined to be their par value as SHEFFIELD had net liabilities at the date of the Exchange.

(f)

The par value of SHEFFIELD common stock and the net liabilities of SHEFFIELD at the date of the Exchange are written off to the unaudited consolidated statement of operations.

SHEFFIELD PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.

DESCRIPTION OF BUSINESS

Digital Network Alliance is established in Singapore with limited liability. Digital Network Alliance is an independent company and the subsidiaries are principally engaged in providing satellite and broadband internet and voice termination services.

The registered capital of Digital Network Alliance at the date of establishment was US$22,727.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company balances and transactions are eliminated in consolidation.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates required to be made by management include the recoverability of long-lived assets and recognition of revenue under long-term contracts.  Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include all demand deposits and interest bearing securities with original maturities of three months or less.

SHEFFIELD PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Properties and equipment

Property, including support equipment, and equipment are recorded at historical cost. Depreciation of property and equipment, after considering estimated residual salvage values, is provided over the estimated useful lives of four to ten years using the straight-line method. Major renewals and betterments are recorded as additions to the property and equipment accounts. Repairs that do not improve or extend the useful lives of assets are expensed.

Foreign currency translation and transactions

Digital Network Alliance uses Singapore dollars (“S$”) and Hong Kong dollars (“HK$”) as the functional currency which are freely convertible into foreign currencies, as the functional currencies. Transactions denominated in currencies are translated at the applicable rates of exchange prevailing at the dates of the transactions. Monetary assets and liabilities denominated in other currencies are translated into S$ and HK$ at rates of exchange prevailing at the balance sheet date. Exchange gains or losses arising from changes in exchange rates subsequent to the transactions dates for monetary assets and liabilities denominated in other currencies are included in the determination of net income for the respective period.

For financial reporting purposes, S$ and HK$ have been translated into United States dollars (“US$”) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income – foreign currency translation adjustments’. Gains and losses resulting from currency transactions are included in other comprehensive income (expenses). Foreign currency translation adjustment was not material.

SHEFFIELD PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Revenue recognition

Revenues represent the satellite and broadband internet and voice termination services fee received from outside customers. Services income is recognized when services are provided.

Income tax

Income tax for the year comprises current and deferred tax. Income tax is recognized in the income statement except to the extent that it relates to items recognized directly to equity, in which case it is recognized in equity.

Current tax is the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at the balance sheet date, and any adjustment to tax payable in respect of previous years.

Deferred taxation is provided in full, using the liability method, on temporary differences arising between the tax bases of assets and liabilities and their carrying amounts in the financial statements. The principal temporary differences arise from depreciation on property, plant and equipment. Taxation rates enacted or substantively enacted by the balance sheet date are used to determine deferred taxation.

Deferred tax assets are recognized to the extent that it is probable that future taxable profit will be available against which the temporary differences or the unused tax losses can be utilized.  Because temporary differences are not yet significant, no deferred taxes have been recorded.

SHEFFIELD PRODUCTS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.

Shareholder loan payable/Related party payable

All the amounts are interest-free, unsecured and have no fixed terms of repayment.

5.

Defined Contribution Plan

The Company operates a Mandatory Provident Fund Scheme (“ the MPF scheme”) under the Hong Kong Mandatory Provident Fund Schemes Ordinance for employees employed under the jurisdiction of the Hong Kong Employment Ordinance. The MPF scheme is a defined contribution retirement scheme administered by independent trustees. Under the MPF scheme, the employer and its employees are each required to make contributions to the scheme at 5% of the employees’ relevant income, subject to a cap of monthly relevant income of HK$20,000. Contributions to the scheme vest immediately.

6.

NET INCOME PER SHARE

The basic net income per share is calculated using the net income and the weighted average number of shares outstanding during the quarter and interim periods. The diluted net income per share is not presented as there is no dilutive effect for all periods.

7.	COMMON STOCK
		No. of shares	Amount
			USD
	Authorized:
	Common stock at USD0.001 par value	20,000,000	20,000

	Issued and outstanding:
	Common stock at USD0.001 par value
	At January 1, 2004	-	-
	DNA share capital	-	22,727

	Shares issued in acquisition	20,000,000	20,000

	At June 30, 2004	20,000,000	42,727

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

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

REPORTING ENTITY

On August 13, 2004, Sheffield Products, Inc. (“Sheffield”) completed the acquisition of all of the issued and outstanding common stock of Digital Network Alliance Holdings (BVI) Inc. (“DNA”) in a share exchange transaction.   Sheffield agreed to issue a total of 13,248,760 shares of our common stock in exchange for 10,000 shares of DNA, representing 100% of the issued and outstanding common stock of DNA.  As a result of the share exchange transaction, DNA became our wholly-owned subsidiary.

We are in the process of changing the corporate name from Sheffield Products, Inc. to Digital Network Alliance International, Inc.

The reverse acquisition described above has been treated as a recapitalization of DNA and the accompanying financial statements reflect the financial condition, results of operations and cash flows of DNA, the acquired company, for all periods presented.

RESULTS OF OPERATIONS

Net sales for the three months ending September 30, 2004 were $309,049 compared to Net Sales of $221,079 during the same period in 2003.  This increase of $87,970 or approximately 40% was the result of greater sales due to the slight rebound in the satellite communications industry.  The net sales for the nine months ending Sep 30, 2004 were $893,597 compared to net sales of $706,441 through Sept 30, 2003, which reflects an increase of $187,156 or approximately 26% due to a general rebound in the satellite communications industry period.

Gross profit increased slightly from a loss of $10,434 in the quarter ending Sept 30, 2003 to $58,732 in the quarter ending Sept 30, 2004.   For the nine months ending Sept 30, 2004, gross profit was $182,328 compared to gross profit of $115,013.  The increase of $67,315 or 59% was the result of receiving orders that provided a higher gross margin.

Cost of goods sold for three months ended Sept 30, 2004 was $250,317 compared to $231,513, the increase of $18,804 or 8% was the result of the increase in sales.  The cost of goods sold for nine months ended Sept 30, 2004 was $711,269 compared to $591,428 or an increase of $119,841 or 20%.

The gross margin percentage increased 23% from a loss in June 2003.  The increase in gross margin reflects a stronger economy and the company’s ability to obtain higher gross margin orders as the telecommunications industry rebounds.

Net loss before tax for the three months ending Sept 30, 2004 was $(6,488) compared to net loss before tax of $(69,061) for the three months ended Sept 30, 2003.  The decline in pre-tax loss of $(62,573) or 90% was due to the company’s continual prudent cost control policies and the increase the gross margins.

Net income before tax for the nine months ending Sept 30, 2004 was $(19,171) compared to $(65,488) for the nine months ended Sept 30, 2003.  This loss reduction of $45,317 was due to an increasing business as well as receiving higher margin contracts during the period.

General and administration expenses for the three months ended Sept 30, 2004 totaled $65,479, compared to $59,524 for the three months ended September 30, 2003.  The increase of $5,955 or 10% was due to the increase in personnel costs.  For nine months ending Sept 30, 2004 general and administrative expenses were $204,011 compared to $188,496 for the same period in 2003.  The increase of $15,515 or 8% was due to increase in personnel and compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

For the period ended Sept 30, 2004, the Company’s balance sheet reflects current and total assets of $207,140, and total current liabilities of $253,240, of which $40,447 is in the form of a shareholder loan and related party payable.

The Company is in the process of raising additional capital through the sale of securities to fund further expansion in the region.

PLAN OF OPERATION

The Company is currently increasing its Marketing Distribution Channels through contacts with local service provider representatives within the Asia pacific region.  In addition, the Company is seeking potential mergers or acquisitions in order to increase sales and to enhance the Company's competitive position. Only preliminary discussions have taken place with several parties; however no agreements or commitments have taken place.

Having grown from providing high powered geo-stationary satellite Internet Protocol (IP) connectivity to developing markets, the group has expanded to providing managed broadband services to commercial buildings and serviced apartments in Singapore and Hong Kong.  It has secured business and points of presence in six countries.  Building upon the network infrastructure, distribution channels and business relationships that the group has established, DNA has identified several expansion opportunities that will further expand its coverage and business growth.

Telecoms Operator in Bangladesh.  Bangladesh has one of the lowest tele-density in the world.  The local government recognizes the need for reliable and available telecommunications systems for the various cities in Bangladesh.  As such, DNA has been provided with an opportunity to own and manage a telecommunications network in Bangladesh’s second largest city (Cittigong, population of 7 million).  This network will also compliment DNA’s existing satellite telecommunication market penetration in Bangladesh.

Satellite teleport Hub in Hong Kong.  Managing its own satellite teleport hub in Hong Kong will allow DNA to enjoy greater economies of scale and cost savings.  DNA’s existing satellite partner has already expressed an interest to assist in the deployment and technical aspects of the satellite teleport hub.

Satellite Communications & Media broadcast in China.  With its own satellite teleport hub in Hong Kong, DNA will develop a satellite multimedia broadcast and communications service in China.  This service will be jointly developed with Sino Sat (Satellite operator and sole licensed Direct To Home operator).  The Beijing Olympics (2008) will also provide significant rebroadcast opportunities between China and the rest of the world.

Voice Soft Switch Exchange.  Having built a robust regional infrastructure, the group aims to provide Voice over IP to the existing markets in order to maximize revenue opportunities.  It has already established working relations with global carriers for the trading of international voice minutes.

The overall vision of the group is to build a highly effective network infrastructure with a comprehensive list of applications and services.

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

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REPORT REFLECT MANAGEMENT’S BEST JUDGMENT BASED UPON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES.  ACTUAL RESULTS MAY VARY MATERIALLY.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 13, 2004, the Company issued 13,248,760 shares of its common stock in a share exchange transaction which was not registered under the Securities Act of 1933. The shares were issued to the shareholders of Digital Network Alliance Holdings (BVI) Inc., a British Virgin Islands corporation ("Digital"), in exchange for 10,000 shares of Digital, representing 100% of the issued and outstanding stock of Digital. The shares were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, and in reliance upon exemptions from registration for transactions which constitute "offshore transactions" as defined in Regulation S under the Securities Act of 1933.

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

SHEFFIELD PRODUCTS, INC.

By: /s/ Terence Yap Wing Khai, President, CEO and a director

November 12, 2004

By: /s/ Edward Chan Chi Fai, COO and a director

November 12, 2004

By: /s/ Eppie Wong Yuk Ping, CFO and a director

November 12, 2004

By: /s/ Michael Yap Chee Keong, a director

November 12, 2004