Form 10KSB
period 2004-12-31
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2005-04-15
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

X   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

___TRANSITION REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

 (Name of small business in its charter)

Delaware	4899	52-2175896
(State or other jurisdiction of incorporation)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)
15/F East Wing Sincere Insurance Building 6 Hennessy Road, Wanchai Hong Kong 852-3104-9012
(Address and telephone number of principal executive offices)

Securities to be registered under Section 12(b) of the Act:

Title of each class

N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock, $0 .001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [   ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer's revenues for its most recent fiscal year: $ 1,244,939

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) N/A

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [  ]Yes [   ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2004, the Company had 22,200,000 shares outstanding.

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

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

Background

We were incorporated under the laws of the State of Delaware on August 20, 1997, under the name of Sheffield Products, Inc. We changed our name to Digital Network Alliance International, Inc., on November 30, 2004.

We were formed as a "blind pool" or "blank check" company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. In furtherance of our business plan, we voluntarily elected to become subject to the periodic reporting obligations of the Securities Exchange Act of 1934 by filing a registration statement on Form 10SB.  The registration statement on Form 10SB became effective on or about November 11, 2002.

On July 21, 2004, we had a change of control as the first step in the business acquisition process. Strong Win Limited, a British Virgin Islands corporation, purchased 6,076,116 shares, (or approximately 90%) of our then issued and outstanding shares, from 4 of our major shareholders. The 6,076,116 shares were purchased for $50,000.

On August 13, 2004, we completed the business acquisition process by acquiring all of the issued and outstanding common stock of Digital Network Alliance Holdings (BVI), Inc., in a share exchange transaction. We issued 13,248,760 shares of our common stock in the share exchange transaction in exchange for all of the issued and outstanding stock of Digital Network Alliance Holdings (BVI) Inc.

As a result of the share exchange transaction, Digital Network Alliance Holdings (BVI) Inc., became our wholly-owned subsidiary.

The former stockholders of Digital Network Alliance Holdings (BVI) Inc. acquired a majority of our issued and outstanding common stock as a result of completion of the share exchange transaction. Therefore, although Digital Network Alliance Holdings (BVI) Inc. became our wholly-owned subsidiary, the transaction was accounted for as a recapitalization of Digital Network Alliance Holdings (BVI) Inc., whereby it is deemed to be the accounting acquirer and is deemed to have adopted our capital structure.

THE BUSINESS

We are in the business of providing telecommunication services to developing markets and niche segments in the Asia Pacific region.

Digital Network Alliance Holdings (BVI) Inc. has been an investment holding company since inception.  All of our business operations are carried on through the two operating subsidiaries.  The two operating subsidiaries are Digital Network Alliance (S) Pte Ltd., a Singapore corporation (“DNA Singapore”), and Digital Network Alliance (HK) Ltd., a Hong Kong

corporation (“DNA Hong Kong”). DNA Singapore and DNA Hong Kong perform identical business activities.  They are separated via market coverage.  DNA Singapore manages business activities in Singapore and Indonesia.  DNA Honk Kong conducts and manages the business activities in Honk Kong, Mongolia, Bangladesh and Pakistan.  Both entities engage in Satellite Internet Services and Managed Broadband Services.

Satellite Internet Services

For purposes of providing satellite internet services, we have leased satellite capacity and teleport services from China Digital satNet Ltd.  We define teleport to mean the central satellite earth station where all satellite and data communications equipment are installed and managed.  It is also the central location where all remote sites in various countries are connected in order to facilitate communication.  We pay a fee based upon the satellite capacity subscribed.  Agreements are based upon 12 month terms with automatic renewal provisions.  Satellite capacities can also be reduced or increased at any time without penalties.   The performance and reliability of the satellite infrastructure is critical to our success.  A system failure or decrease in the performance of the network, causing an interruption of service or increases in response time for services, would have a negative impact on current and prospective users.  Potential sources of interruption include, but are not limited to: (1) system failure caused by natural disaster; (2) power loss or telecommunications failure;  (3) computer viruses or other tampering with the system; (4) destruction or loss of satellite; and (5) software errors.  Any disruption or failure of the satellite network infrastructure would have a material adverse effect on us and could cause our business to fail.

We repackage and resell the satellite internet services as a comprehensive selection of “back end” services to local service providers based in the various countries in which we currently operate.  The relationships are controlled by service agreements.  Fees are charged based upon the bandwidth subscribed.  The higher the bandwidth subscribed, the higher the fees charged.  As the number of end-users increase, the local service providers need to increase the bandwidth in order to maintain the quality of services to their end users.  As such, they will need to increase the bandwidth subscribed to satisfy the demand.

The local service providers are responsible for complying with all regulatory requirements in the countries in which they operate.  This generally means that they must have both a satellite transmission license and an Internet Service Provider (ISP) license.  The local service providers are also responsible for marketing and selling our services in their local markets and for connecting customers to their network.  Changes in existing regulations which makes compliance more costly or difficult, enactment of new regulations which are more restrictive than current regulations, or any failure by our local service provider to comply with new or existing regulations is likely to have a material adverse effect on our business.

Our services are available for data, voice and internet applications with either one-way or two-way connectivity.  Our Simplex service is “receive only” service, meaning that only the return or downlink is via satellite.  The uplink is via terrestrial infrastructure (i.e. copper wire, fibre optic) where the customer already has an existing line.  The Simplex service increases the users downstream bandwidth, thereby helping to eliminate the most common bottleneck in operation of computer networks.  Simplex services are offered as either a dedicated or a burstable package.

Dedicated service provides a guaranteed data rate.  Burstable service provides a guaranteed data rate with the ability to draw higher data rates when available.

Our Duplex service provides two-way connectivity meaning that both the uplink and the downlink to and from the Internet backbone are via satellite, thereby permitting users to bypass direct local connections, which may be unreliable or unavailable.  The Duplex service is available as either asymmetrical (higher speed downstream than upstream) or symmetrical (the same speed upstream and downstream) service.

We have contracts with both France Telecom and MCI for worldwide connectivity.  When data comes from a customer of one of our local service providers, it is first connected to their satellite dish in the country of origin and is transmitted via satellite to our teleport in Hong Kong.  From our teleport in Hong Kong it is “routed” or connected to either France Telecom or MCI to be transmitted to its final destination.  A monthly fee is paid based upon the bandwidth that is subscribed by us for connectivity to the internet backbone via France Telecom and MCI.  Subscribing bandwidth from two operators provide redundancy in the event of route failure.  Routing of data to either France Telecom or MCI is determined by customer request or availability of bandwidth.  We attempt to play an active role to ensure that the traffic volumes on both routes are balanced to ensure that congestion is minimized and that the routes are effectively and efficiently utilized.

Managed Broadband Services

Our managed broadband services focus on providing in-building managed services including internet leased line access, broadband access, wireless solutions, infrastructure build-out and management and network planning.  By focusing on “last-mile” services within the building, we attempt to avoid direct competition with incumbent telecommunication operators within the retail markets.  Instead, we install our own infrastructure within an apartment building or commercial building and lease a dedicated internet connection from the incumbent telecommunications operator and then offer our managed broadband services to residents of the apartment building or businesses located in the commercial office building.  In other words, we sublease internet bandwidth to each tenant subscribing to our broadband services within the building.  In both Hong Kong and Singapore there are several telecommunications operators who lease dedicated external internet connections.  As a result, in providing our managed broadband services we have a variety of suppliers to choose from which helps to ensure both quality services and cost competitiveness in these markets.

The management agreements with the serviced apartments range from 1 to 3 years.  Fees are collected based upon the number of users on a monthly basis in each building.  We also provide a service known as Smart building design, which allows us to provide planning, designing and installation of infrastructures that will enable smart applications such as wireless broadband access, control access solutions, security and surveillance solutions and communication network installations within the building.

CURRENT OPERATIONS

We commenced business operations in January 2002, and have a limited operating history.   We are, therefore, subject to all of the risks inherent in a new business enterprise.  We cannot assure that in the future we will operate profitably or that we will have adequate working capital to meet our obligations as they become due.

We will also need to expand our customer base and generate additional revenue to achieve profitability, and there is no assurance we will be able to do so.  It is possible that we may never achieve profitability and, even if we do achieve profitability, we may not sustain or increase profitability in the future. If we do not achieve sustained profitability, we may be unable to continue our operations.

Satellite Internet Services

We are currently providing satellite network services to customers in Mongolia, Pakistan, Indonesia and Bangladesh.  Each country is able to receive Simplex and Duplex services.  The type of service provided is dependent on each customer in each country.  The following is a brief summary of the nature and extent of our current operations in each of these countries:

Mongolia   We are currently providing satellite connectivity to France Telecommunications Long Distance which allows it to extend its Internet IP transit services to Internet Service Providers (ISPs) in Mongolia.

We are also providing domestic satellite connectivity to multi-national corporations (MNCs) located in remote regions of the country where basic telecommunications infrastructure is not available.  The satellite connectivity service enables these MNCs to communicate effectively (telephony and data communications) with the rest of the world.

Customers:

Number of Customers	Number of End Users (Approximate)
2	4 (Corporate); 2000 (Retail)

Pakistan   We are currently providing simplex downlink connectivity to ISPs, MNCs, and Government Organizations located throughout Pakistan.  This simplex downlink service provides cost effective high-speed download services as an alternative to more expensive and unreliable terrestrial connectivity provided by local incumbent operators.

Customers:

Number of Customers	Number of End Users (Approximate)
25	35 (Corporate); 10,000 (Retail)

Indonesia    We are currently providing dedicated satellite internet access to MNCs located within the Jarkata Stock Exchange building which has a number of international financial institutions as tenants.  The Jakarta Stock Exchange itself is also using our services.

We are also providing satellite connectivity to MNCs and ISPs located outside the major city of Indonesia.

Customers:

Number of Customers	Number of End Users (Approximate)
7	70 (Corporate); 2000 (Retail)

Bangladesh   In partnership with local service providers, we are currently providing dedicated satellite Internet connectivity to ISPs, MNCs and governmental organizations in Bangladesh.  The satellite internet connectivity enables these customers to have access to reliable internet backbone connections for voice and data communications.

Customers:

Number of Customers	Number of End Users (Approximate)
7	3 (Corporate); 1000 (Retail)

Managed Broadband Services

We are currently providing managed broadband services to nine different locations in Singapore and Hong Kong.  The following is a brief summary of the nature and extent of our current operations in each of these areas:

Singapore    DNA Singapore holds an ISP license which enables the company to provide Internet access and value-added telecommunication services in Singapore.  The value-added services include, wireless internet access roaming services within the building and on-site customer support, including office data network installation and configuration.  We focus on “last mile” solution within buildings.  As such, we install our own infrastructure within the building and lease a dedicated internet connection from the incumbent telecom operator.

We are currently working with StarHub Pte Ltd, the second largest telecommunications service provider in Singapore, to provide managed Internet services to a commercial building with an approximate gross floor area of 312,000 sq ft.

Locations:

Number of Locations	Number of End Users (Approximate)
1	6

Hong Kong   We are currently working with PCCW and Hutchison Telecoms to provide last mile connectivity to eight different locations in Hong Kong, including both serviced apartments and commercial business centers.

Locations:

Number of Locations	Number of End Users (Approximate)
8	100 (Retail)

CUSTOMERS AND MARKETING

We market our satellite internet connection services in developing countries within the Asia Pacific region where the telecommunications infrastructure is not fully established.  The target customers include local service providers such as internet service providers and telephony carriers as well as multi-national corporations and governmental organizations within the same areas.   We have directly marketed to local service providers.  Direct marketing includes conference calls, emails and direct sales pitches with potential customers.  Local service providers contract for our services and are then responsible for distributing and selling our services within their local markets.   Future marketing efforts may include offering additional services such as voice transmission (Voice over IP) and content distribution to existing customers as well as seeking to expand into other developing countries within the Asia Pacific region including Nepal, Afghanistan, Iran, Iraq, South Africa and China.

We market our managed broadband services to customers in Singapore and Hong Kong where terrestrial high-speed broadband is easily available at cost effective prices.   Our target customers include hotels and serviced apartments, business centers, commercial building and industrial zones.   We lease a dedicated internet connection from an incumbent telecommunications operator and then install our own infrastructure within the building and offer terrestrial packaged access services to tenants or occupants in the building.   Future marketing efforts are expected to include offering services to additional locations in Hong Kong and Singapore as well as expanding such services to additional areas within the Asia Pacific region including China, Vietnam, Malaysia and Indonesia.

The geographic location of our customers subjects us to various potential risks, including changing economic, political and social conditions, major work stoppages, exchange controls, currency fluctuations or devaluations, armed conflicts and unexpected changes in laws relating to tariffs, trade restrictions, foreign investments, taxation and nationalization or other expropriation of private enterprises. We have no control over most of these risks and may be unable to anticipate changes in international economic, political and social conditions and, therefore, unable to alter our business practices in time to avoid the adverse effect of any of these changes.   Nationalization or expropriation could even result in the total loss of our investment in certain countries and would have a material adverse effect on our operations.

COMPETITION

We operate in a highly competitive environment and have only a small market share in each of the markets in which we currently compete.

In the market for satellite internet services competition is primarily by price, flexibility and service quality.  Our primary competitors in the markets in which we currently operate include Hawaii-Pacific Teleport, Singapore Telecommunications and Ipstar Co, Ltd, a company which is based in Thailand.  Our ability to compete in this market has the been the result of several factors including (i) our small size allows quick implementation of services, where larger organizations might be hindered by the need for more internal approvals and may therefore be slower to implement services; (ii) effective working relationships with suppliers which has allowed us to provide flexible and customized solutions to customers such as packaged equipment financing, shorter term contracts and credit relaxation to long-term customers; (iii) extensive local market understanding provided by our management team; (iv) fewer employees allows us to operate with lower overhead costs compared to larger organizations; and (v) excess satellite capacity providing us with flexibility to select satellites which provide the most cost effective and efficient solutions.  We believe excess capacity currently exists because there is more satellite capacity available in the market than the demand. We believe excess capacity allows us to switch satellite operators in the event that terms are no longer as competitive as the market. Although we have no reason to believe that excess capacity will not continue to exist, there is no guarantee that such excess capacity will continue going forward.

In the market for managed broadband services, competition is primarily by quality and customization of services.  Our primary competitors in the markets in which we currently operate include i-Cable, a Hong Kong based company, and Singapore Telecommunications.  Our ability to compete in this market has been the result of several factors including (i) higher efficiency and lower costs resulting from our relatively smaller operating size which has allowed us to respond quickly to changing market conditions, (ii) the ability to offer flexible services such as short term usage plans (1 day, 3 days, 7 days and 1 month) as a result of our management of last mile connectivity, (iii) our smaller operating size which has allowed us to provide dedicated and efficient customer support services, and (iv) controlling of bandwidth costs and margins as a result of our management of last mile connections within the building.

In addition to those factors described throughout this report, our ability to compete is also dependent upon agreements with various third parties, including agreements with actual and potential competitors, in order to provide our services. The necessary agreements include leases for satellite capacity and teleport services, agreements with telecommunications companies for worldwide connectivity, and agreements with local service providers in the various countries in which we seek to operate.  There can be no assurance that we will be able to obtain and maintain all of the necessary third-party agreements on terms that are acceptable, or that others will not obtain similar agreements on similar or better terms which will allow them to compete with us.  If any of our existing agreements were terminated prior to their expiration date, were not renewed following expiration, or otherwise became unavailable or unenforceable, it would have a material adverse effect on us and could cause our business to fail.

Our success is also largely dependent upon the continued services of our key management personnel as well as on our ability to identify, recruit, hire, train, manage, and retain qualified employees for technical, marketing and managerial positions.  The loss of services of certain existing key personnel could have an adverse effect on the Company.  In addition, there exists a very competitive market for highly qualified personnel in the telecommunications industry which may make it more difficult to attract and retain such personnel. Generally, our employees are not bound by employment or non-competition agreements, and there can be no assurance that we will retain our officers and key employees.  We could be materially and adversely affected by the loss of such personnel.  We currently have a total of 7  employees.  All 7 of these employees are full-time and this number includes the management team of 4.

ITEM 2.

DESCRIPTION OF PROPERTY.

We currently lease our office facilities in Hong Kong under a lease which is renewable annually.  The office space consists of a total of approximately 800 square feet for which the current monthly rental rate is $850.  The address is 15/F East Wing, Sincere Insurance Building, 6 Hennessy Road, Wanchai, Hong Kong.  The phone number is 852-3104-9012.

We currently lease both satellite capacities and teleport services from China Digital satNet Ltd (“CSN”).  The location of the satellite is approximately 35,000km above the earth at 110.5’ East.  The location of the satellite teleport is Room 2002, Sino Favour Center 1, Yip Street, Chai Wan, Hong Kong.  Under the terms of our lease agreement with CSN, they provide the necessary satellite capacity in Sino Sat 1A.  The satellite capacity requirement depends on our actual business needs.  CSN also provides all equipment used in the provision of services including earth stations, modems, redundancy equipment, power supply and generator units, cabling and other related hardware and software, as well as continuous maintenance and hotline support services. We have submitted a registration statement with the United States Securities and Exchange Commission in order to allow us to raise additional funds.  There is no guarantee that the offering will be successful.  If successful, we intend to acquire or build our own teleport in Hong Kong.  We are currently the largest user of the China Digital satNet Ltd. Hong Kong teleport facility.   In the event we do not have sufficient funds available to acquire or build our own teleport, we intend to seek to enter into an agreement with China Digital satNet Ltd. to manage the operation of its Hong Kong teleport.

ITEM 3.

LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established market for our shares. Our stock is not yet quoted on the OTC Bulletin Board or on any other public market and we have not applied for listing or quotation on any public market.

We currently have a total of 22,200,000 shares outstanding, all of which constitute "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933.  A total of 675,124 of our presently issued and outstanding shares consist of shares held by persons who were shareholders of Digital Network International Alliance, Inc., prior to the change of control on July 21, 2004 and prior to completion of the share exchange transaction with Digital BVI.   These shares may currently be eligible for resale in accordance with the provisions of Rule 144 by virtue of having been held for the required minimum holding period of one year.  However, a recent SEC interpretation indicated that, in certain circumstances, Rule 144 is not available for resales of shares which were originally issued to promoters or affiliates of blank check companies. To this extent the holders of these shares may not rely on Rule 144 to make resales, such shares may be offered and sold only pursuant to an effective registration statement.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects" and the like often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10KSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Overview

PLAN OF OPERATION

Our overall objective is to build a comprehensive telecommunications network which delivers cost-effective services to our customers within the Asia Pacific region, and beyond.  This is a long-term objective, involving many elements, and there is no assurance that it can be achieved.  Our ability to do so will be dependent upon a number of factors including, but not limited to, our ability to achieve and maintain strategic partnerships and alliances with various local partners and suppliers, our ability to achieve profitable operations and the availability of necessary working capital.

Our plan of operations for 2005 includes both expansion and improvement of our existing operations as well as commencement of new operations.  Both the extent to which we are able to implement this plan of operations and the timing of its implementation, will be largely dependent on the availability of working capital either from any approved offerings, or from other sources.  We currently have a registration statement pending with the Securities and Exchange Commission for an offering of up to 1,200,000 shares of common stock at a price of $3.00 per share, of which up to 1,000,000 shares are being offered by the Company.  We expect the registration statement to be approved during the current fiscal year, but following its approval, there is no assurance that the offering will be successful.  Since there can be no assurance that the offering will be successful, or that working capital will be available to us from other sources, there is also no assurance regarding the extent to which we will be able to implement our plan of operations within the foreseeable future.

Our plan of operations includes the following elements:

Market Expansion.   Within existing markets, we intend to work closely with existing partners and customers to expand our market shares.

Indonesia has a population of approximately 220 million and is the largest economy in Southeast Asia. (Source: CIA Factbook, http://www.cia.gov/cia/publications/factbook/geos/bg.html).  In Indonesia, we plan to seek to obtain contracts to provide our managed broadband services to hotels and serviced apartments in Jakarta during the second quarter of the current fiscal year.  The estimated budget for this project is approximately $50,000.  We also intend to seek to expand our satellite internet services beyond the city of Jakarta to other cities in Indonesia where reliable telecommunications infrastructure is not currently available.  This is projected to occur within the third quarter of the current fiscal year at an estimated cost of approximately $100,000.

Bangladesh has a population of more than 100 million, but has achieved a very low telephone penetration rate (estimated at only approximately 1%).  (Source: CIA Factbook, http://www.cia.gov/cia/publications/factbook/geos/id.html).  In Bangladesh, we are working with our existing partner to extend satellite services, including data communication, Internet access and voice services beyond the city of Dhaka to other key cities such as Cittigong and Sylet.  We have budgeted approximately $50,000 for work on this build-out of infrastructure and currently project that the project will be completed within the third quarter of the current fiscal year.

The only service we currently provide in Pakistan is satellite internet access.  We intend to seek to expand the services we provide in Pakistan, and are currently investigating the market for providing media broadcast opportunities and other communications related services in Pakistan.  We intend to establish a local office in Pakistan during the current fiscal year and have budgeted approximately $15,000 for this purpose.

We do not currently conduct any operations in Malaysia, but are investigating the possibility of expanding our managed broadband services into this market.  We believe the Malaysian market may have potential because the broadband penetration rate lags behind other more developed markets in the region such as Singapore, Hong Kong, Japan and Korea. We are currently in discussions with several property developers and hotels regarding potential agreements to provide professional managed broadband services to the Malaysian market and intend to seek to commence such operations within the second quarter of the fiscal year.  We have established a budget of approximately $50,000 for expansion into this market.

In addition to the specific activities described above, during 2005 we also intend to consider expansion of both our satellite internet services and managed broadband services into other countries in the Asia Pacific region, including China.  However, we will require additional working capital in order to complete any significant expansion, and there is no assurance that such capital will be available.

Service Portfolio Expansion.   In addition to efforts to increase the number of customers we serve, we also intend to expand our operations by offering additional services to our existing

customers.   The additional services currently being considered include primarily voice transmission (generally referred to as Voice over IP) and content distribution.

We are currently providing voice transmission exchange services on a small scale in Hong Kong, and plan to expand such services in our existing markets.    In order to improve our efficiency in handling voice transmission and termination services within the region, we intend to implement a new voice soft switch exchange within the second quarter of the fiscal year.  This will generally involve purchasing additional hardware and software which will convert voice signals to IP (Internet Protocol) for transmission over our satellite network for which we have established a budget of approximately $50,000.  We will require approximately 6 months to fully establish the system.  The VoIP traffic has been projected by Frost & Sullivan to account for approximately 75 percent of the world’s voice traffic by 2007.  However, there is a possibility that there may be significant decreases in prices that may reduce margins in this business.

We are currently working with partners in the region to implement a plan to provide TV channel rebroadcast services between the Asia Pacific region and the Middle East, and are working with a game show producer to implement a plan to distribute its programs in the region.  Additional products which are currently in development include an online gaming platform and an online financial trading platform for Hong Kong and the Greater China region.  We have established a budget of approximately $150,000 for the setup of a media exchange hub, and currently intend to complete this project within the third quarter of the fiscal year.    A media exchange hub is defined as a central location whereby multimedia contents are aggregated, localized and redistributed to the various markets in the region.

Business Acquisitions.    In order to improve the efficiency of our operations and enhance our strategic position, we intend to actively seek to acquire one or more existing businesses.   Target companies and businesses include local service providers either in our existing markets or in new markets, content providers, teleport operators and existing satellite service providers.  Although we have tentatively identified some potential acquisition targets, we have no current agreements or commitments with respect to any material acquisitions, and do not intend to initiate any business acquisition activities until the second or third quarter of the fiscal year.  If our currently pending offering is successful we have allocated up to $900,000 of the net proceeds for business acquisitions, but the nature and extent of the acquisitions we will consider will depend upon the amount of funding available.

A portion of the proceeds of our pending offering, if successful, has been allocated to the purchase or construction of a teleport in Hong Kong.  We have budgeted approximately $350,000 for this purpose, and currently intend to complete the set up of a teleport within the third quarter of the fiscal year.   In addition, we are currently in discussions with China Digital satNet Ltd., to fully outsource the management of its Hong Kong teleport and data center to us.   We are currently the biggest customer of the Hong Kong teleport, and outsourcing of its management to us would give us greater control of the facility and improve the efficiency of our operations.  In the event we purchase or construct a teleport, we may continue to lease satellite capacity from China Digital satNet or any other satellite operator who is able to provide the best terms and prices.

RESULTS OF OPERATIONS

Net sales for year ended December 31, 2004 and December 31, 2003 were $1,244,939 and $1,044,579 respectively.  This increase of $200,360 or approximately 19% was the result of greater sales due to the new voice termination business in HK and the 78% increase in broadband services in Singapore during the year of 2004.

Cost of goods sold for the year ended December 31, 2004 was $981,834 compared to $769,126 in 2003. The increase of $212,708 or 28% was the result of setting up an agent in Pakistan for exploring new satellite business and the higher initial development cost of new voice termination business, for instance, purchase of voice termination equipment.

Gross profit decreased slightly from $275,453 to $263,105 for the year ended December 31, 2003 and December 31, 2004 respectively.  The decrease of $12,348 or 4.5% was the result of a slight increase in the cost of teleport services during the year.

The gross margin percentage has shown a decrease of 5.2% from 2003 to 2004. The decrease in gross margin reflects the higher costs of satellite industry due to the switch to a better satellite star and equipment in order to be competitive in the telecommunications industry.

General and administration expenses for the year ended December 31, 2004 totaled $373,454, compared to $332,392 in 2003.  The increase of $41,062 or 12.3% was due to the professional costs for the reverse takeover and the increase in personnel costs for additional staff.

Net loss before tax for the years ended December 31, 2004 and December 31, 2003 were $(106,350) and $(50,602) respectively.  The increase in the loss of $55,748 was mainly due to the slight decrease in margins attributed to the satellite business, the increase in cost of voice business and the listed related expenses incurred due to the reverse takeover.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2004, the Company balance sheet reflects current assets of $467,589, total assets of $501,683, total current liabilities of $373,515 and shareholder’s equity of $125,059.  As of December 31, 2003, the Company’s balance sheet reflects current assets of $258,161, total assets of $260,547, total current liabilities of $290,475 and shareholder’s equity of $(36,675).  The increase in liquidity from .89 to 1.3 was the result of additional capital raised in the form of a private placement during the year of 2004.

We will continue to rely upon prepayment deposits and monthly service fees from our customers as the primary source of cash.  Although there is no guarantee, we anticipate that our current cash and cash equivalents will be sufficient to fund our operations for at least 12 months.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary.  If we are unable to raise additional capital, we may have to delay, scale back or discontinue some or all of our operations.

ITEM 7.

FINANCIAL STATEMENTS.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2004

Digital Network Alliance

International, Inc.

Consolidated Financial Statements

December 31, 2004

Child, Sullivan & Company

A Professional Corporation of CERTIFIED PUBLIC ACCOUNTANTS

1284 W. Flint Meadow Dr., Suite D., Kaysville, UT 84037                   PHONE: (801) 927-1337       FAX: (801) 927-1344

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders

Digital Network Alliance International, Inc.

We have audited the accompanying consolidated balance sheet of Digital Network Alliance International, Inc. as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Network Alliance International, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

Child, Sullivan & Company

Kaysville, Utah

March 9, 2005

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

December 31,
Assets	2004
Current assets
Cash and cash equivalents	$71,343
Trade accounts receivable	154,234
Stock subscription receivable	100,000
Related party receivable	36,346
Prepayment deposits	105,666
Total current assets	467,589

Plant and equipment, net	34,094

Total assets	$501,683

Liabilities and Stockholders' Equity
Current liabilities
Trade accounts payable	$236,292
Accrued expenses	44,141
Deposits	81,994
Stockholders' loans	6,515
Current portion of long-term debt	4,573
Total current liabilities	373,515

Long-term debt, less current portion	3,109

Stockholders' Equity
Common stock; $.001 par value, 200,000,000
shares authorized, 22,200,000 shares
issued and outstanding	22,200
Additional paid in capital	268,974
Accumulated deficit	(166,753)
Accumulated other comprehensive income	638

Total Stockholders' Equity	125,059

Total Liabilities and Stockholders' Equity	$501,683

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2004	2003

Sales revenues	$1,244,939	$1,044,579

Cost of goods sold	981,834	769,126

Gross profit	263,105	275,453

Operating expenses
Distribution and selling expenses	12,422	8,277
General and administrative expenses	361,032	324,115
Total operating expenses	373,454	332,392

Net operating loss	(110,349)	(56,939)

Other income (expense)
Interest expense	(924)	(2,676)
Other	4,923	9,013

Total other income (expense)	3,999	6,337

Net loss before taxes	(106,350)	(50,602)

Taxes	-	-

Net loss	$(106,350)	$(50,602)

Net loss per common share	$(0.01)	$(0.01)
Weighted average common shares oustanding	11,880,000	6,751,240

See notes to consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated
						Other
	Common	Common	Additional	Comprehensive	Retained	Comprehensive
Balances at:	Shares	Stock	Paid in Cap	Income	Earnings	Income	Totals

December 31, 2002	6,751,240	$6,751	$15,976		$(9,801)	$1,909	$14,835

Comprehensive income:							-
Net income (loss)	-	-	-	$(50,602)	(50,602)	-	(50,602)
Foreign currency
translation	-	-	-	(908)	-	(908)	(908)
Comprehensive income:	-	-	-	$(51,510)	-	-	-

December 31, 2003	6,751,240	6,751	15,976		(60,403)	1,001	(36,675)

Issued shares in merger	13,248,760	13,249	53,198				66,447
Issued shares for cash	200,000	200	199,800				200,000
Issued shares for service	2,000,000	2,000	-				2,000
Comprehensive income:
Net income (loss)	-	-	-	$(106,350)	(106,350)	-	(106,350)
Foreign currency
translation	-	-	-	(363)	-	(363)	(363)
Comprehensive income:	-	-	-	$(106,713)	-	-	-

December 31, 2004	22,200,000	$22,200	$268,974		$(166,753)	$638	$125,059

See notes to consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(106,350)	$(50,602)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation and amortization	7,262	1,705
Loss from write-off of related party receivable	-	45,305
Stock issued for services	2,000	-
Changes in operating liabilities and assets:
Trade accounts receivable	(61,944)	(13,051)
Related party receivables	(36,346)	(1,115)
Prepaid expenses and other assets	(4,318)	(73,441)
Trade accounts payable	50,390	114,377
Related party payables	(37,236)	17,046
Accrued expenses	31,851	(356)
Deposits	37,724	11,319
Net cash provided by (used in) operating activities	(116,967)	51,187

Cash flows from investing activities:
Purchases of fixed assets	(38,970)	(2,065)
Net cash used in investing activities	(38,970)	(2,065)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	-
Principal payments on long-term debt	(3,327)	(4,654)
Proceeds from stockholders' loans	-	17,045
Stock issuance	166,447	-
Net cash provided by financing activities	163,120	12,391

Effect of rate changes on cash	(363)	(908)

Increase in cash and cash equivalents	6,820	60,605

Cash and cash equivalents, beginning of year	64,523	3,918
Cash and cash equivalents, end of year	$71,343	$64,523

Cash paid for interest	$924	$2,676
Cash paid for income taxes	$-	$-

See notes to consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

NATURE OF OPERATIONS

Digital Network Alliance International, Inc. (the Company) was incorporated on August 20, 1997 in the State of Delaware as Sheffield Products, Inc. On August 13, 2004 the Company acquired all of the outstanding stock of Digital Network Alliance Holdings (BVI) Inc., a British Virgin Islands Corporation (Digital BVI) in exchange for stock of the Company. On November 30, 2004 the Company changed its name to Digital Network Alliance International, Inc. The consolidated results of operations are primarily those of Digital BVI and its consolidated subsidiaries.

The principal activities of the consolidated company are that of provision of voice termination, satellite and broadband internet services throughout the Asia Pacific region, including Hong Kong, Singapore, Indonesia, Bangladesh, Pakistan and Mongolia.

2.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include those of the Company and its wholly owned subsidiaries; Digital BVI, Digital Network Alliance (S) Pte Ltd (Digital S), and Digital Network Alliance (HK) Limited (Digital HK). Digital BVI incorporated in British Virgin Islands on June 4, 2004, Digital S incorporated in the Republic of Singapore on October 19, 2001, and Digital HK incorporated in Hong Kong on November 12, 2001. The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and have been retroactively restated to give effect to the recapitalization due to a reverse merger consummated on August 13, 2004. This basis differs from that used in the statutory accounts of the Company, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in Singapore and Hong Kong. All necessary intercompany transactions and balances have been eliminated in consolidation, and all necessary adjustments have been made to present the consolidated financial statements in accordance with US GAAP.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Economic and Political Risks

The Company faces a number of risks and challenges as a result of having primary operations and markets in the PRC. Changing political climates in the PRC could have a significant effect on the Company’s business.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and demand deposits held by banks. None of the Company’s deposits are insured by the Federal Deposit Insurance Corporation or any other entity of the U.S. government.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. No receivables have been deemed to be uncollectible as of December 31, 2004 and 2003.

Prepaid Expenses

Prepaid expenses consist primarily of prepayments made to contractors for circuits and services not yet received by the Company.

Plant and Equipment

Property, plant and equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the useful lives of the assets. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are charged to expense as incurred.  Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income.  Depreciation related to property and equipment used in production is reported in cost of sales.  Property and equipment are depreciated over their estimated useful lives as follows:

Computer equipment

2 years

Office equipment

4 years

Network equipment

3 years

Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired, according to the guidelines established in Statement of Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company also evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. No impairment of assets was recorded in the periods reported.

Deposits

The Company commonly receives payments of deposit in advance for circuits and voice termination services to be provided to customers. Those deposits are recognized into income in accordance with the Company’s revenue recognition policy, as stated below.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenue from provision of voice termination, satellite and broadband internet services is recognized as earned when the following four criteria are met: (1) pervasive evidence of an arrangement exists; (2) delivery has occurred or the services have been rendered; (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

Advertising Expenses

Advertising costs will be expensed when and if incurred. The Company has incurred no advertising expenses to date.

Retirement Benefits

The Company has a defined contribution benefit plan. The Company’s contributions are discretionary. For the years ended December 31, 2004 and 2003, the contribution made by Digital Network Alliance amounted to $6,574 and $5,572 and respectively.

Foreign Currency and Comprehensive Income

The accompanying consolidated financial statements are presented in United States (US) dollars. The functional currency is the Singapore dollar (S$) and Hong Kong dollar (HK$). The consolidated financial statements are translated into US dollars from S$ and HK$ at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Non-cash Financing Transaction

During November 2004 the Company issued 100,000 shares of its common stock to certain private subscribers. The subscription price of $100,000 was collected in full in January 2005, and is therefore classified as a current asset on the balance sheet dated December 31, 2004.

Loss Per Share

Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive securities, such as stock options and warrants.

The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

	Year ended December 31,
	2004	2003
NUMERATOR FOR BASIC AND DILUTED LPS
Net loss to common stockholders	$(106,350)	$(50,602)

DENOMINATOR FOR BASIC AND DILUTED LPS
Weighted average shares of common stock outstanding	11,880,000	6,751,240

LPS - Basic and diluted	$(0.01)	$(0.01)

The Company had no potentially dilutive securities outstanding at December 31, 2004 and 2003.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.

BUSINESS COMBINATIONS

On July 21, 2004, Digital BVI acquired the outstanding stock of Digital S and Digital HK from Digital Network Alliance Holdings Pte., Ltd. (incorporated on March 18, 2002 in the Republic of Singapore). After the acquisition, the previous controlling owners and directors of the seller became the controlling owners and directors of Digital BVI. On August 13, 2004 the Company acquired the outstanding stock of Digital BVI. The controlling owners and directors of Digital BVI became the controlling owners and directors of the Company. The combinations are accounted for as reverse merger transactions. Consequently, the accompanying financial statements are substantially those of the consolidated operating companies, Digital S and Digital HK, with a recapitalization to show the effect of the reverse mergers.

5.

ISSUANCE OF COMMON STOCK

On August 13, 2004, the Company issued 13,248,760 shares of its common stock in exchange for all of the outstanding shares of Digital BVI. Prior to this issuance, the Company amended its Articles of Incorporation to increase authorized common shares from 10,000,000 to 200,000,000.

On November 14, 2004, the Company entered into subscription agreements with private investors to sell 200,000 shares of its common stock at a price per share of $1.00. At December 31, 2004 $100,000 of the subscription was collected. The remaining $100,000 was collected in January 2005.

On October 18, 2004 the Company entered into an agreement to receive consulting services in exchange for 300,000 common shares of the Company. The agreement completed on December 18, 2004, at which time the Company issued the shares. Management valued the transaction at par, or $.001 per share, for an aggregate amount of $300.

On October 18, 2004 the Company entered into an agreement to receive consulting services in exchange for 1,700,000 common shares of the Company. The agreement completed on December 18, 2004, at which time the Company issued the shares. Management valued the transaction at par, or $.001 per share, for an aggregate amount of $1,700.

6.

RELATED PARTY TRANSACTIONS

The Company had a balance due from Project Resources Pte Ltd.,a corporation in which the Company’s directors have a controlling interest. The amount receivable is related to consultation services provided by the Company. The receivable is trade in nature, bears no interest, and is payable on demand. The balance at December 31, 2004 is $36,346.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.

RELATED PARTY TRANSACTIONS (Continued)

The Company has a balance due from a stockholder. The loan bears no interest and is payable on demand. The balance at December 31, 2004 is $36,346.

The Company has an unsecured loan due to a stockholder at December 31, 2004 in the amount of $6,515. The loan is interest free and repayable on demand.

7.

PLANT AND EQUIPMENT

Plant and equipment consist of the following at December 31,:

	2004	2003
Computer equipment	$9,536	$3,292
Office equipment	1,133	1,133
Network equipment	32,727	-
Subtotal	43,396	4,425
Less: accumulated depreciation	(9,302)	(2,039)
Net plant and equipment	$34,094	$2,386

8.

LONG TERM DEBT

On July 30, 2002, the Company’s Singapore Subsidiary entered into a bank loan of $17,045. The loan is secured by the directors’ personal guarantees, bears interest at the rate of 5%, and is repayable in monthly installments of $355. Loan balances at December 31, 2004 and 2003 are $7,682 and $11,009, respectively. Future maturities are as follows:

2004
2005	$-
2006	4,573
2007	3,109
2008	-
2009	-
Totals	$7,682

9.

TAXES

As of December 31, 2004 and 2003, the Company incurred tax losses of $60,337 and $4,248, respectively, which are available to offset future taxable income subject to agreement by the Singapore and Hong Kong Comptroller of Income tax. The net operating loss totals $68,488. A valuation allowance has been provided for the entire amount of the resulting deferred tax asset, as management is of the opinion that the realization of these benefits from tax loss carryforward is uncertain as it is contingent on the future taxable profitability of the Company.

10.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2004, the Emerging Issues Task Force of the FASB came to a consensus regarding EITF 02-14 “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock”. The consensus of the task force is that the equity method of accounting is to be used for investments in common stock or in-substance common stock, effective for reporting periods beginning after September 15, 2004. The Company currently has no equity investments other than its consolidated subsidiaries. As such, this standard has no application to the Company.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs”. SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges and that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for fiscal periods beginning after June 15, 2005. The Company believes that the application of SFAS No. 151 will have no significant impact on the financial statements.

In December 2004, the FASB issued Statement No. 153, “Exchange of Non-Monetary Assets”. SFAS No. 153 confirms that exchanges of nonmonetary assets are to be measured based on the fair value of the assets exchanged, except for exchanges of nonmonetary assets that do not have commercial substance. Those transactions are to be measured at entity specific values. The Company believes that the application of SFAS No. 153 will have no significant impact on the financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123, as revised, requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The effective date for the Company is the first reporting period beginning after December 15, 2005. Management expects that the application of SFAS No. 123 (revised 2004) may have an adverse effect on its results of operations, should the Company issue stock options to its employees under its 2001 Stock Option Plan.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the Company's fiscal years ended December 31, 2004 and December 31, 2003 and any subsequent interim periods, the Company has had no disagreements with its principal independent accountant.

ITEM 8A.

CONTROLS AND PROCEDURES.

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2004, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of the current officers and directors of the Company. The Company has not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole.

Directors and Executive Officers

Name	Age	Position
Terence Yap Wing Khai	33	President, CEO and Director
Edward Chan Chi Fai	39	COO and Director
Eppie Wong Yuk Ping	33	CFO and Director

Michael Yap Chee Keong	64	Director
Leslie Terh Chiew Kim	63	Director
David Ho	52	Director
Paul Y.L. Tong	63	Director

The directors named above will serve until the first annual meeting of the Company's stockholders following completion of the share exchange transaction, or until their successors have been appointed. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.

Biographical Information

Terence Yap.  Mr. Yap is President, CEO and a Director of the Company.  He has been affiliated with the Company and its affiliated entities since January 2002, when he co-founded Digital Network Alliance (HK) Ltd.  From April, 2000, to December, 2002, he was the Director of Business Development for Skyhub Asia Co., Ltd., where he was responsible for the development of partnerships and alliances with various partners in Hong Kong and within the region.   Skyhub Asia’s main line of business was the provision of satellite services within the Asia Pacific region.  From June, 1999 to April, 2000, he was Business Development Manager of MCI WorldCom Asia Pacific, Ltd., where he was part of the business development team in the Asia Pacific region and was involved in mergers and acquisitions of licensed telecommunications companies, building of physical points of presence and negotiations with incumbent telecommunications operators.  MCI WorldCom main line of business was the provision of global data communication services.  From June, 1998, to June, 1999, he was distribution manager for Tele Media International H.K. Ltd (TMI), where he was responsible for distribution and sale of the company’s products and services within various countries in the Asia Pacific region.  TMI’s main line of business was the provision of data communication services within Europe and the Asia Pacific region.  From January 1996, to June 1998, he was employed by Hutchison Corporate Access (HK) Ltd., and Hutchison Corporate Access Pte. Ltd (HCA), first as senior market development executive and later as business development manager.  HCA’s main line of business is the provision of satellite data network services within the Asia Pacific region.  From June, 1995, to January, 1996, he was employed by Pacific Century Corporate Access Pte. Ltd (PCCA)., as a project engineer.  PCCA’s main line of business was the provision of satellite data networking services in the Asia Pacific region.  He is the spouse of Eppie Wong, who is the CFO and a Director of the Company.  He has a B.Bus degree from Swinburne University of Technology, Australia and an MBA from The Chinese University of Hong Kong.

Edward Chan.  Mr. Chan is Chief Operating Officer and a Director of the Company.  He has been affiliated with the Company and its affiliated entities since January 2002, when he co-founded Digital Network Alliance (HK) Ltd. From April 2000 to December 2001, he was a director and chief operating officer of Skyhub Asia Co Ltd., which was engaged in satellite network and data network design and project management.  Skyhub Asia’s main line of business was the provision of satellite services within the Asia Pacific region. From July 1996, to April 2000, he was marketing manager of Hutchison Corporate Access (HK) Ltd. HCA’s main line of business is the provision of satellite data network services within the Asia Pacific region.

Eppie Wong.  Ms. Wong is Chief Financial Officer and a Director of the Company.  She has been financial controller of the Company and its affiliated entities since January 2002.  From February 2001 to January 2002, Ms. Wong took time away from employment to care for a new born infant.  From September, 1999, to February, 2001, she was assistant manager and projects administrator for New World China Enterprises Projects Limited (Hong Kong), where she was the China investment project manager.  New World China Enterprises' main line of business was investment and project management of various businesses in China.  She supervised a team which was responsible for performing due diligence on potential investment projects in China and was involved in the negotiation and business planning phases of the projects.   From August 1997, to September 1999, she was employed by Deloitte Touche Tohmatsu (Hong Kong).  Deloitte’s main line of business is the provision of professional accounting services.  From August, 1997, to January, 1998, she was a staff accountant working within a group performing audit services for clients, and from   January, 1998, to September, 1999, she was a semi-senior accountant and with responsibility for planning for several medium to large audit engagements and for various aspects of the audit process, and was also involved in the planning and execution of customer tax plans. From April 1996, to June 1997, she was an audit assistant with Teo Fong & Wong CPA (Singapore).  Teo Fong & Wong's main line of business is the provision of professional accounting services in Singapore. From January 1995, to February 1996, she was an audit trainee with S.W. Wu & Co CPA’s (Hong Kong).   S.W.Wu & Co.'s main line of business is the provision of professional accounting services in Hong Kong.  In June 1997, she became a provisional member of the Institute of Certified Public Accountants of Singapore. In June 1998, she was admitted to the status of Certified Practising Accountant of the CPA’s of Australia (CPA Australia), and in January 1999, she became a member of the Hong Kong Institute of Certified Public Accountants (HKICPA).  She has a B.Bus degree from Swinburne University of Technology, Australia. She is the spouse of Terence Yap.

Michael Yap.  Mr. Yap has been a director of the Company since 2002.  He is one of the founding shareholders of Digital Network Alliance (Singapore) Pte Ltd.  Mr. Yap is a professional engineer and a chartered chemist by training.  Mr. Yap retired in 2000 and was not associated with any entities from the time of his retirement to his association with the Company in 2002.  Prior to his retirement in 2000, he held appointments as a chief executive of a Japanese Multinational Company for the Asia Pacific region in Singapore, a chief executive of a property development company in Hong Kong, and appointments in various senior positions in the Singapore government and its government linked companies.  He is the father of Terence Yap.

Leslie Terh Chiew Kim.  Mr. Terh is a director of the Company and is retired as a business executive and as a military officer (Lt-Col, retired).  Mr. Terh has been a director with the Company since December 2004.  From 1981 to 1985 he was Assistant Sales Manager in Southeast Asia for Radio Holland BV, a Dutch Multinational company which is part of the NedLloyd Group.  From 1988 to 1995 he was General Manager in Southeast Asia for Racal Electronics, a British Multinational company, and from 1995 to 1997, he was General Manager and Director of Projects for Asia Pacific Telecommunications Corporation, a Canadian Multinational company.  Mr. Terh retired from professional employment in 1997.

From 1963 to 1980 he was an active duty military officer in Singapore, where his appointments included serving as Commanding Officer of the School of Signal, Commanding Officer of the 1st Signal Battalion, Dy Chief of Signals, Head of Mindef Combined Arms and Joint Doctrine team and Chief Instructor, Singapore Command and Staff College.  From 1980 to 1992 he was in the military reserves during which time his appointments included serving as Infantry Brigade Commander of the 6th Division and Division Support Command Commander of the 9th Division.

Mr. Terh trained in a number of military academies, including the Federation Military College in Sungei Besi, Selangor, Malaysia, the British Royal Signals School in Yorkshire, UK, the School of Advanced Training for Officers (SAFTI), the Advanced Signal Officers Course, US Army Signal School, Fort Monmouth, New Jersey, and the Singapore Command and Staff College.

David Ho.   Mr. Ho has been a director with the Company since December 2004.  He is the founder of Caltex South China Investments Limited, a petroleum company, and since 1982, has been its Executive Vice Chairman.  Through a private venture capital fund he also has interests in various other Asia Pacific and European companies with interests in manufacturing, leisure, media, construction, meat processing and real estate.  Mr. Ho has a B Sc. Mining Engineer degree from the University of Newcastle Upon-Tyne, England.

Paul Y.L. Tong.  Dr. Tong has been a director of the Company since December 2004.  Since 2001, he has served as a director for several companies including serving as non-executive director of Global China Group Holdings Ltd., a Hong Kong investment holding company, executive director of Hip Hing Constructions Co. Ltd, executive director of Lifestyle International Holdings Limited, Chairman (Asia Pacific) of Parsons Brinckerhoff International, Pte Ltd., Singapore, an international engineering consultant, and Senior Consultant to New World China Land Ltd, a Chinese property development and investment company based in Hong Kong.  From 1998 to 2001, Dr. Tong was an executive director of Lai Sun Development of Hong Kong, as well as Vice Chairman of Lai Fung Holdings Ltd.  From 1995 to 1998, Dr. Tong was CEO of Pacific Century Regional Developments Ltd., a Singapore property, infrastructure and life insurance company.  He has BSc and MSc degrees from Hong Kong University, and a PhD from the University of Manchester.

Involvement in Certain Legal Proceedings

There have been no events during the last five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person including:

1.        any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.        any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.        being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities;

4.        being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Family Relationships

Terence Yap Wing Khai and Eppie Wong Yuk Ping are married to each other.  Michael Yap is the father of Terence Yap.

Other Relationships or Arrangements

There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Directorships

None of the directors serves as a director for any other reporting company.

Audit Committee Financial Expert

The Company does not currently have an audit committee financial expert. The current management of the Company has only been in place since December 31, 2004, and they have not yet had the opportunity to locate and appoint a financial expert.

Section 16(a) Beneficial Ownership Compliance

The Company’s officers, directors, and 10% owners have each filed Initial Statements of Beneficial Ownership on Form 3.

Code of Ethics

The Company does not currently have a code of ethics. When the current management of the Company was appointed on December 31, 2004, the Company did not have a code of ethics in place, and the current management has not yet adopted a code of ethics. The Company intends to adopt a code of ethics in the near future.

ITEM 10.

EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us to our principal executive officers for fiscal years ending 2004, 2003 and 2002.

SUMMARY COMPENSATION TABLE
		Annual compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)

Terence Yap President	2004	$65,900

Terence Yap President	2003	$64,800

Terence Yap President	2002	$64,800

Other than that disclosed above, no compensation was paid during the fiscal year ended December 31, 2004 to any of the officers or directors of the Company to the extent that they were compensated in excess of $100,000.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During the fiscal year ended December 31, 2004, no Director received or accrued any compensation for his services as a Director, including committee participation or special assignments.

The Company has no written employment agreements with any of its officers or directors. As of December 31, 2004, the Company has no plans or arrangements with respect to remuneration received or that may be received by executive officers of the Company in order to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per executive officer.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the date hereof, stock ownership of each executive officer and director of Digital Network Alliance International, Inc., (“Digital”) of all executive officers and directors of Digital, as a group, and of each person known by Digital, to be a beneficial owner of 5% or more of its Common Stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares. No person listed below has any options, warrants, or other right to acquire additional securities of Digital except as may be otherwise noted.

Name and Address	Number of Shares Beneficially Owned	Percent of Class
Terence Yap (1) 1/F Xiu Ping Commercial Building 104 Jervois Street Sheung Wan Hong Kong	5,741,468 (2)	25.86%

Edward Chan (1) Flat E, 40/F, Block 8 Riviera Garden Tsuen Wan, N.T. Hong Kong	2,152,924	9.70%
Eppie Wong (1) 1/F Xiu Ping Commercial Building 104 Jervois Street Sheung Wan Hong Kong	5,389,051 (3)	24.28%
Michael Yap (1) 1/F Xiu Ping Commercial Building 104 Jervois Street Sheung Wan Hong Kong	1,845,553	8.31%
Strong Win Limited, a BVI corporation 1/F Xiu Ping Commercial Building 104 Jervois Street Sheung Wan Hong Kong	7,177,088	32.33%
Leslie Terh Chiew Kim (1) 1 Marine Vista, #15-81 Neptune Court S449025 Singapore	0	0%
David Ho (1) Unit 1605-1616, 16/F The Metropolis, Tower 10 Metropolis Drive, Hong Hum Kowloon, Hong Kong	0	0%
Paul Y.L. Tong (1) 29/F, New World Tower 16-18 Queen’s Road Central Hong Kong	0	0%
All officers and directors as a group (7 in number)	15,128,996 (4)	68.15%

(1) The person named is an officer, director, or both.

(2) Includes 3,588,544 shares owned by Strong Win Limited, a British Virgin Islands corporation, of which Mr. Yap, who is a 50% owner of Strong Win Limited, may be deemed to be the beneficial owner.

(3) Includes 3,588,544 shares owned by Strong Win Limited, a British Virgin Islands corporation, of which Ms. Wong, who is a 50% owner of Strong Win Limited, may be deemed to be the beneficial owner.

(4) Includes 7,177,088 shares owned by Strong Win Limited. Strong Win Limited is 50% owned by Terence Yap and 50% owned by Eppie Wong, who are married.  For purposes of this table, each of them has been deemed to be the beneficial owner of 50% of the shares owned by Strong Win Limited.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All of the current officers and directors acquired their shares in the Company at a cost substantially less than the offering price of $3.00 per share, and each of them may be considered to be a promoter of the Company.

In July 2004, Strong Win Limited, a BVI corporation, purchased 6,076,116 shares of the Company’s common stock for a purchase price of $50,000, or approximately $0.008 per share.  Terence Yap and Eppie Wong are the beneficial owners of Strong Win Limited, and as a result of this transaction, acquired 6,076,116 shares of the Company’s common stock at the price of approximately $0.008 per share.

Terence Yap and Edward Chan formed Digital Singapore and Digital Hong Kong in October and November 2001, respectively, and acquired shares in those entities.   In June 2004, they formed Digital BVI to serve as a holding company and transferred their shares in Digital Singapore and Digital Hong Kong to that entity.  Terence Yap acquired shares in Digital BVI in June 2004.  Eppie Wong and Michael Yap also acquired shares in Digital BVI at a cost of approximately $1.00 per share.  As a result of these transactions, each of the Company’s officers and directors acquired their shares in Digital BVI at a cost of approximately $1.00 per share.  In the share exchange transaction between the Company and Digital BVI completed in August, 2004, they exchanged their shares in Digital BVI for a total of 13,248,760 shares in the Company (based on an exchange ration of approximately 1,324.9:1) As a result, each of the Company’s current officers and directors acquired a portion of their shares in the Company at a cost of approximately $0.001 per share.

During the fiscal year ended December 31, 2003, the Company wrote off and charged to bad debt expense a total of $45,305, which was a balance due from Union Telecommunications Services Co. Limited, a Honk Kong company providing consultancy  services.  The shareholders of Telecommunications Services Co. are Terrence Yap and Eppie Wong, each holding 50% of the shares.  The amount written off was non-trade in nature, unsecured, interest free and was repayable on demand.

As of December 31, 2004, the Company has a related party receivable of $36,346 due from Project Resources Pte Ltd, a corporation in which the Company’s Directors have a controlling interest.  As of December 31, 2003, the amount due was $17,046.  The amount due is for consulting services provided by the Company to the related party, is trade in nature, bears no interest, and is payable on demand. Specifically, the services included consultation related to the financial structuring of the company, administration and operations of the company, development of partnership relations within the Asia Pacific region and business development within the industry.

As of December 31, 2004, the Company has an unsecured loan of $6,515 due to Digital Network Alliance Pte Ltd.  Digital Network Alliance Pte Ltd was the holding company of Digital Network Alliance Hong Kong and Digital Network Alliance Singapore before the reverse takeover.  The loan represents the formation costs of the subsidiaries.  The loan is interest free and repayable on demand.

ITEM 13.

EXHIBITS

a)

 The Exhibits listed below are filed as part of this Annual Report.

2.1

Stock Purchase Agreement, dated July 21, 2004 among Strong Win Limited, a British Virgin Islands Corporation, those persons who execute this Agreement as Sellers,  (hereinafter referred to as “Seller”), and Sheffield Products, Inc., a Delaware corporation (herein incorporated by reference to the Company's Current Report on Form 8-K filed on July 23, 2004).

3.1

Articles of Incorporation (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on September 12, 2002).

3.2

Bylaws (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on 19/8/1997).

10.1

To be filed by amendment: Supplemental Agreement dated November 29, 2004 between China Digital satNet Limited (“CSN”) and Digital Network Alliance (HK) Limited (“DNA”) and supplemental to the Service Agreement No. CSN/BUS/TRA/03/C007 (“the Service Agreement”).

10.2

To be filed by amendment: Master Services Contract Between Parkview (Suites) Limited and Digital Network Alliance (HK) Limited, dated April 16, 2002.

10.3

To be filed by amendment: Service Partnership Agreement between Pt. Circlecom Nusantara Indonesia and Digital Network Alliance (S) Pte., Ltd., dated December 1, 2001.

10.4

 To be filed by amendment: France Telecom Service Order Form.

21.1

Digital Network Alliance Holdings, Inc., incorporated in British Virgin Islands.

21.2

Digital Network Alliance Pte Ltd., a Singapore corporation.

21.3

Digital Network Alliance Ltd., a Hong Kong corporation.

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

31.2        Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fees billed by Child, Sullivan and Company for audits of the Company’s annual financial statements were $15,000 for the fiscal year ended December 31, 2004, and $15,000 for the fiscal year ended December 31, 2003. The aggregate fees billed by Child, Sullivan and Company for review of the Company’s financial statements included in its quarterly reports on Form 10-QSB were $750 during the period ended December 31, 2004 and $0 during the period ended December 31, 2003.

(2) Child, Sullivan and Company did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ending December 31, 2004 or December 31, 2003

Tax Fees

(3) The aggregate fees billed by Child, Sullivan and Company for tax compliance, tax advice and tax planning were $0 for the fiscal year ended 2004 and $0 for the fiscal year ended 2003.

All Other Fees

(4) Child, Sullivan and Company did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2004 and 2003.

Audit Committee=s Pre-approval policies and procedures

We have not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole. We anticipate establishing such committees in the near future. During the fiscal year ended December 31, 2004, the Board of Directors has held 3 formal meetings, and has taken action 3 times by unanimous written consent.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2005.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
(Registrant)

By: /s/ Terence Yap, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Terence Yap, President and Director

Date:  April 15, 2005

/s/ Eppie Wong, Chief Financial Officer and Director

Date:  April 15, 2005

/s/ Edward Chan, Chief Operations Officer and Director

Date:  April 15, 2005

/s/ Michael Yap, Director

Date:  April 15, 2005

/s/ Leslie Ter Chiew Kim

Date:  April 15, 2005