Form 10QSB
period 2005-03-31
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2005-05-13
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At March 31, 2005, the following shares were outstanding: 2,200,000.

Transitional Small Business Disclosure Format (Check one):  Yes...     No X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The unaudited financial statements of registrant for the three months ended March 31, 2005, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

CONTENTS

PAGES
Consolidated balance sheets	4
Consolidated statements of operations	5
Consolidated statements of cash flows	6
Notes to unaudited consolidated financial statements	7-10

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

31-Mar-05	31-Dec-04
(Unaudited)	Audited
USD	USD
ASSETS
Current assets
Cash and cash equivalents	24,780	71,343
Trade accounts receivable	927,918	154,234
Stock subscription receivable		100,000
Related party receivable	36,346	36,346
Prepaid expenses and other assets	39,149	105,666
Total current assets	1,028,193	467,589
Plant and equipment, net	31,603	34,094
Total assets	1,059,796	501,683

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	758,527	236,292
Accrued expenses	5,378	44,141
Deposits	90,549	81,994
Shareholders' loans	6,515	6,515
Current portion of long-term debt	4,573	4,573
Total current liabilities	865,542	373,515

Long-term debt, less current portion	1,966	3,109

Stockholders' Equity
Common stock - Par value $.001;
shares authorized, 22,200,000 shares
issued and outstanding	22,200	22,200
Additional paid in capital	268,974	268,974
Accumulate deficit	(99,524)	(166,753)
Accumulated other comprehensive income	638	638

Total Stockholders' Equity	192,288	125,059

Total Liabilities and Stockholders' Equity	1,059,796	501,683

See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended March 31,
2005	2004
(Unaudited)	(Unaudited)
USD	USD

Sales revenues	1,104,454	322,408

Cost of goods sold	896,546	302,688

Gross profit	207,908	19,720

Operating expenses
Depreciation, depletion and amortization	4,110	107
General and administrative	141,291	77,443
	145,401	77,550

Operating income (loss)	62,507	(57,830)

Other income
Other	4,722	1,641
	4,722	1,641

Income (loss) before income tax	67,229	(56,189)

Provision for income taxes	-	-

Net income (loss)	67,229	(56,189)

Net income (loss) per common share	0.00303	(0.00832)

Weighted average common stock outstanding	22,200,000	6,751,240

 See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended March 31,
2005	2004
(Unaudited)	(Unaudited)
USD	USD
Operating activities:
Net income (loss)	67,229	(56,189)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	4,110	107
Accumulated other comprehensive income (deficit)	0	0
Change in operating assets and liabilities
Increase in trade accounts receivable	(773,684)	(39,875)
Decrease in prepaid expenses and other assets	66,517	83,466
Decrease in stock subscription receivables	100,000	0
Decrease in related party receivable	0	0
Increase (decrease) in trade accounts payable	522,235	(8,069)
Decrease in accrued expenses	(38,763)	(11,010)
Increase in deposits	8,555	3,950
Increase in shareholder loan payable	0	1,980
Total adjustments	(111,030)	30,549

Net cash used in operating activities	(43,801)	(25,640)

Investing activities:

Capital expenditures, including:
Purchase of plant and equipment, net	(1,619)	(2,789)

Net cash used in investing activities	(1,619)	(2,789)

Financing activities:

Proceeds from capital injection	0	0
Repayment from long-term debt	(1,143)	(338)
Net cash used in financing activities	(1,143)	(338)

Net change in cash and cash equivalents	(46,563)	(28,767)

Cash and cash equivalents, beginning of period	71,343	64,523
Cash and cash equivalent, end of period	24,780	35,756

See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF OPERATIONS

1.

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

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quarterly Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s 2004 financial statements in Form 10-KSB.  These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements.  The interim operating results are not necessarily indicative of the results for a full year.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Economic and Political Risks

The Company faces a number of risks and challenges as a result of having primary operations and markets in the PRC. Changing political climates in the PRC could have a significant effect on the Company’s business.

The Company faces a number of risks and challenges as a result of having operations within several markets in the Asia Pacific region, e.g., Indonesia, Bangladesh and Pakistan.  The changing political climates in these markets could have a significant effect on the Company’s business.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and demand deposits held by banks. None of the Company’s deposits are insured by the Federal Deposit Insurance Corporation or any other entity of the U.S. government.

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. No receivables have been deemed to be uncollectible as of March 31, 2005.

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

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Retirement Benefits

The Company has a defined contribution benefit plan. The Company’s contributions are discretionary. For the period ended March 31, 2005, the contribution made by Digital Network Alliance amounted to $692.

Foreign Currency and Comprehensive Income

The accompanying consolidated financial statements are presented in United States (US) dollars. The functional currency is the Singapore dollar (S$) and Hong Kong dollar (HK$).

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company had no potentially dilutive securities outstanding at March 31, 2005.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as “forward-looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement.  Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

OVERVIEW

Our overall objective is to build a comprehensive telecommunications network which delivers cost-effective services to our customers within the Asia Pacific region, and beyond.  This is a long-term objective, involving many elements, and there is no assurance that it can be achieved.  Our ability to do so will be dependent upon a number of factors including, but not limited to, our ability to achieve and maintain strategic partnerships and alliances with various local partners and suppliers, our ability to achieve and maintain consistently profitable operations and the availability of necessary working capital.

Our plan of operations for 2005 includes maintenance of our existing operations, and to the extent possible, expansion and improvement of our existing operations as well as commencement of new operations.  The extent to which we will be able to expand and improve existing operations and commence new operations will be dependent to a large extent on the availability of working capital either from our pending stock offering, or from other sources.  Since there is no assurance that the offering will be successful, or that working capital will be available to us from other sources, there is also no assurance regarding the extent to which we will be able to expand our current operations or commence new operations.

The Company does not directly carry on any business activities.  Instead, all operations are carried on through its operating subsidiaries Digital Network Alliance (S) Pte., Ltd. (“Digital Singapore”) and Digital Network Alliance (HK) Ltd. (“Digital Hong Kong”), which are incorporated in Singapore and Hong Kong respectively.  These operating subsidiaries were incorporated on November 12, 2001 and October 19, 2001, respectively, and each of them commenced operations in January 2002.

Through its operating subsidiaries, the Company is engaged in the business of providing satellite internet connections to customers in the Asia Pacific region, including Hong Kong, Singapore, Indonesia, Bangladesh, Pakistan and Mongolia, and the business of providing managed broadband services to commercial office buildings and apartment buildings in Singapore and Hong Kong.

The following discussion concerning the results of operation, liquidity and capital resources of Digital Network Alliance International, Inc. (the “Company”), is based solely upon the business operations that are carried on by the Company’s operating subsidiaries for the three-month interim periods ended March 31, 2005 and 2004.

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 2005 were $1,104,454, as compared to $322,408 for the three months ended March 31, 2004.   The increase of $782,046, or approximately 243%, was primarily attributable to the fact that we received substantial revenues in 2005 from new services which were not offered in 2004. One of the new services is voice termination services in Hong Kong, from which we received revenues of approximately $35,095 during the three months ended March 31, 2005.  We first began providing voice termination services during the fourth quarter of 2004, and we added a substantial number of new customers during the first quarter of 2005.   The other new service from which substantial revenues were generated during the first quarter of 2005 is new managed network services in Indonesia.  These managed network services include managed broadband services and network build out and system integration which were provided to new customers in Jakarta, Indonesia. The new customers in Indonesia are a result of the increase in demand for managed network and cellular services within Jakarta and the neighboring cities.  With the general improvement of the economy and the influx of foreign investment and multi-nationals, the demand for such services is growing significantly.

Cost of goods sold for the three months ended March 31, 2005 was $896,546 compared to $302,688 for the same period of 2004.  The increase of $593,858 or 196% was the result of initial set up costs for the new voice termination business in Hong Kong and initial set up costs for the managed network services in Indonesia, which included building base stations in Jakarta. Although our cost of goods sold increased substantially during the first quarter of 2005 as compared to the same period of 2004, we believe that our investment in equipment needed to provide new services will continue to result in increased revenues in future periods.   The 243% increase in revenues for the period substantially exceeded the 196% increase in cost of good sold.  As a result, gross margin increased by 19% for the first quarter of 2005 as compared to the first quarter of 2004, and gross profit increased significantly from $19,720 for the three months ended March 31, 2004, to $207,908 for the three months ended March 31, 2005.  The increase in gross margin reflects the well-controlled costs of the satellite business and the substantial profit margin of the new managed broadband business in the Asia Pacific market.

General and administrative expenses for the period ended March 31, 2005 totaled $141,401 compared to $77,443 for the same period ended 2004. The increase of $63,958 or 83% was primarily attributable to increased expenses in three categories, including professional costs for the reverse takeover and expenses related to compliance with public company reporting obligations, an increase in personnel costs as a result of hiring additional staff, and increased travel expenses for members of management as a result of frequent business trips for the exploration and expansion of our new business.

Net profit before tax for the period ended March 31, 2005 was $67,229 as compared to a net loss of  $(56,189) for the period ended March 31, 2004.  Our ability to generate a profit for the period was primarily the result of the expansion of our business to provide new services in various markets in the Asia Pacific region and of our efforts to control the cost of satellite services.  The first quarter of 2005 was the first profitable period of Company operations, and there is no assurance that we will be able to continue to operate profitably in future periods

LIQUIDITY AND CAPITAL RESOURCES

For the period ended March 31, 2005, the Company’s balance sheet reflects current assets of $1,028,193 and total current liabilities of $865,542, as compared to current assets of $467,589 and current liabilities of $373,515 as of December 31, 2004.  These changes reflect a slight decrease in our liquidity ratio from 1.3 as of December 31, 2004 to 1.2 as of March 31, 2005.

As a result of the rapid expansion of our business during the first quarter of 2005, both our trade accounts receivable and our trade accounts payable increased substantially during the period.   Our trade accounts receivable increased from $154,234 as of December 31, 2004, to $927,918 as of March 31, 2005, an increase of $773,684, or approximately 501%, while our trade accounts payable increased from $236,292 as of December 31, 2004 to $758,527 as of March 31, 2005, an increase of $522,235, or approximately 221%.

We intend to rely on timely collection of our trade accounts receivable and on prepayment deposits and monthly service fees from our customers as our primary source of cash.  Our primary use of cash will be payment of our trade accounts payable and maintenance of our current operations.  However, to the extent our cash flow from operations is sufficient to do so, we intend to use it to continue to gradually expand our current operations.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDSUNREGISTERED SALES OF EQUITY SECURPROCEEDS

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.

EXHIBITS

(a)

The following exhibits are filed herewith:

3.1

Articles of Incorporation (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on September 12, 2002).

3.2

Bylaws (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on September 12,2002).

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

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

By: /s/ Terence Yap Wing Khai, President, CEO and a director

May 13, 2005

By: /s/ Edward Chan Chi Fai, COO and a director

May 13, 2005

By: /s/ Eppie Wong Yuk Ping, CFO and a director

May 13, 2005

By: /s/ Michael Yap Chee Keong, a director

May 13, 2005