Form 10QSB
period 2005-06-30
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2005-08-15
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

 DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

(Name of small business issuer in its charter)

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At June 30, 2005, the following shares were outstanding: 22,200,000.

Transitional Small Business Disclosure Format (Check one):  Yes...     No X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The unaudited financial statements of registrant for the six months ended June 30, 2005, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2005

CONTENTS

PAGES
Consolidated balance sheets	5

Consolidated statements of operations	6 - 7

Consolidated statements of cash flows	8

Notes to unaudited consolidated financial statements	9 - 12

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	30-Jun-05	31-Dec-04
	(Unaudited)	Audited
	USD	USD
ASSETS
Current assets
Cash and cash equivalents	52,892	71,343
Trade accounts receivable	901,810	154,234
Stock subscription receivable	0	100,000
Related party receivable	0	36,346
Prepaid expenses and other assets	36,022	105,666
Total current assets	990,724	467,589
Plant and equipment, net	32,289	34,094
Total assets	1,023,013	501,683

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	906,059	236,292
Accrued expenses	5,381	44,141
Deposits	54,956	81,994
Stockholders' loans	0	6,515
Current portion of long-term debt	4,573	4,573
Total current liabilities	970,969	373,515

Long-term debt, less current portion	823	3,109

MINORITY INTEREST	(4,509)	0

Stockholders' equity
Common stock - Par value $.001; authorized 200,000,000
shares authorized, 22,200,000 shares
issued and outstanding	22,200	22,200
Additional paid in capital	268,974	268,974
Accumulated deficit	(236,082)	(166,753)
Accumulated other comprehensive income	638	638

Total stockholders' equity	55,730	125,059

Total liabilities and stockholders' equity	1,023,013	501,683

See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30
	2005	2004
	(Unaudited)	(Unaudited)
	USD	USD

Sales revenues	427,278	245,385

Cost of goods sold	408,276	150,015

Gross profit	19,002	95,370

General and administrative expenses	169,834	59,802

Operating income (loss)	(150,832)	35,568

Other income (expense)
Interest expense	(241)	-
Other	10,006	17,142
	9,765	17,142

Income (loss) before income tax	(141,067)	52,710

Provision for income taxes	-	-

Net income (loss) before minority interest	(141,067)	52,710

Minority interest	4,509	-

Net income (loss) for the period	(136,558)	52,710

Net income (loss) per common share	(0.0062)	0.0078

Weighted average common shares outstanding	22,200,000	6,751,240

 See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30
	2005	2004
	(Unaudited)	(Unaudited)
	USD	USD

Sales revenues	1,531,732	567,793

Cost of goods sold	1,304,822	452,703

Gross profit	226,910	115,090

General and administrative expenses	315,235	137,111

Operating loss	(88,325)	(22,021)

Other income (expense)
Interest expense	(241)	(241)
Other	14,728	18,783
	14,487	18,542

Loss before income tax	(73,838)	(3,479)

Provision for income taxes	-	-

Net loss before minority interest	(73,838)	(3,479)

Minority interest	4,509	0

Net loss for the period	(69,329)	(3,479)

Net loss per common share	(0.0031)	(0.00052)

Weighted average common shares outstanding	22,200,000	6,751,240

 See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
	USD	USD
Operating activities:
Net loss	(69,329)	(3,479)

Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation and amortization	7,004	6,845
Stock subscription collected	100,000	0
Loss from write-off of related party receivable	36,346	0
Changes in operating liabilities and assets:
Trade accounts receivable	(747,576)	(42,379)
Prepaid expenses and other assets	69,644	83,756
Trade accounts payable	669,767	(74,392)
Accrued expenses	(38,760)	3,600
Deposits	(27,038)	2,258

Net cash provided by (used in) operating activities	58	(23,791)

Investing activities:
Purchase of fixed assets	(5,199)	(23,224)

Net cash used in investing activities	(5,199)	(23,224)

Financing activities:
Principal payments on long-term debt	(2,286)	(1,482)
Proceeds from shareholders' loans	(6,515)	(7,166)
Minority interests	(4,509)	0
Net cash used in financing activities	(13,310)	(8,648)

Decrease in cash and cash equivalents	(18,451)	(55,663)

Cash and cash equivalents, beginning of period	71,343	64,523

Cash and cash equivalent, end of period	52,892	8,860
Cash paid for interest	241	241
Cash paid for income taxes	0	0

See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. No receivables have been deemed to be uncollectible as of June 30, 2005.

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

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deposits

The Company commonly receives payments of deposit in advance for circuits and voice termination services to be provided to customers. Those deposits are recognized into income in accordance with the Company’s revenue recognition policy, as stated below.

Revenue Recognition

Revenue from provision of voice termination, satellite and broadband internet services is recognized as earned when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the services have been rendered; (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

Advertising Expenses

Advertising costs will be expensed when and if incurred. The Company has incurred no advertising expenses to date.

Retirement Benefits

The Company has a defined contribution benefit plan. The Company’s contributions are discretionary. For the period ended June 30, 2005, the contribution made by Digital Network Alliance amounted to $3,251.

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

Financing Transaction

During January 2005, the Company collected the subscription price of $100,000 for 100,000 shares of its common stock from certain private subscribers.  The Company had no stock subscriptions receivable at June 30, 2005.

Loss Per Share

Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive securities, such as stock options and warrants.

The Company had no potentially dilutive securities outstanding at June 30, 2005.

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

The following discussion concerning the results of operations, liquidity and capital resources of Digital Network Alliance International, Inc. (the “Company”), is based solely upon the business operations that are carried on by the Company’s operating subsidiaries for the six-month interim periods ended June 30, 2005 and 2004.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2004

Net sales for the six months ended June 30, 2005 were $1,531,732 as compared to $567,793 for the six months ended June 30, 2004.  The increase of $963,939, or approximately 170% was primarily attributable to the fact that we received substantial revenues in 2005 from new services which were not offered in the 2004.  Our new services include voice termination services in Hong Kong, from which we received revenues of approximately $101,594 during the six months ended June 30, 2005.  We first began providing voice termination services during the fourth quarter of 2004, and we added a substantial number of new customers during the first and second quarters of 2005.  The other new service, from which substantial revenues of approximately $712,000 were generated during the first quarter of 2005, is new managed network services in Indonesia.  These managed network services include managed broadband services and network build out and system integration services which were provided to new customers in Jakarta, Indonesia.  There is also an increase in our satellite services in the amount of $150,344.  We have more customers in Pakistan during the six months of 2005.

Cost of goods sold for the six months ended June 30, 2005 was $1,304,822 compared to $452,703 for the same period of 2004.  The increase of $852,119 or 188% was the result of initial set up costs for the new voice termination business and initial set up costs for the managed network services in Indonesia, which included building base stations in Jakarta.  Although our costs of goods sold increased substantially during the first six months of 2005 as compared to the same period of 2004, we believe that our investment in equipment needed to provide new services will continue to result in increased revenues in future periods.

Gross profit increased significantly from $115,090 for the six months ended June 30, 2004 to $226,910 for the six months ended June 30, 2005.  The increase in gross profit reflects the well-controlled costs of the satellite business and the substantial profit margin of the new managed broadband business in the Asia Pacific market.

Total operating expenses for the period ended June 30, 2005 totaled $315,235 compared to $137,111 for the same period ended 2004.  The increase of $178,124 or 130% was primarily attributable to: (i) Salary expenses, due to the additional hiring of staff and related expenses, increased by approximately $73,134; (ii) professional fees, incurred in the course of the reverse takeover, increased by approximately $57,834; (iii) traveling expenses, related to sales and business development in the region, increased by $10,810; (iv) write off of related party receivable in the amount of $36,346.

Net loss before tax for the period ended June 30, 2005 was $(69,329) as compared to a net loss of $(3,479) for the period ended June 30, 2004.  The increased loss is primarily due to nonrecurring operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

For the period ended June 30, 2005, the Company’s balance sheet reflects current assets of $990,724    and total current liabilities of $970,969, as compared to current assets of $467,589 and current liabilities of $373,515 as of December 31, 2004.  These changes reflect a slight decrease in our liquidity ratio from 1.25 as of December 31, 2004 to 1.02 as of June 30, 2005.

As a result of the rapid expansion of our business during the second quarter of 2005, both our trade accounts receivable and our trade accounts payable increased substantially during the period.  Our trade accounts receivable increased from $154,234 as of December 31, 2004, to $901,810 as of June 30, 2005, an increase of $747,576, or approximately 485%, while our trade accounts payable increased from $236,292 as of December 31, 2004 to $906,059 as of June 30, 2005, an increase of $669,767, or approximately 283%.

We intend to rely on timely collection of our trade accounts receivable and on prepayment deposits and monthly service fees from our customers as our primary sources of cash. Our primary use of cash will be payment of our trade accounts payable and maintenance of our current operations.  However, to the extent our cash flow from operations is sufficient to do so, we intend to use it to continue to gradually expand our current operations.

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

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

/s/ Terence Yap, President and Director

Date: August 12, 2005

/s/ Eppie Wong, Principal Accounting Officer and Director

Date: August 12, 2005

/s/ Edward Chan, Chief Operations Officer and Director

Date: August 12, 2005

/s/ Michael Yap, Director

Date: August 12, 2005

/s/ Leslie Ter Chiew Kim, Director

Date: August 12, 2005