Form 10QSB
period 2005-09-30
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2005-11-14
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes...  No  X

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At September 30, 2005, the following shares were outstanding: 11,100,000.

Transitional Small Business Disclosure Format (Check one):  Yes...     No X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The unaudited financial statements of registrant for the nine months ended September 30, 2005, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

CONTENTS

PAGES

Consolidated balance sheets	5

Consolidated statements of operations	6 - 7

Consolidated statements of cash flows	8

Notes to unaudited consolidated financial statements	9 - 12

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	30-Sep-05	31-Dec-04
	(Unaudited)	Audited
	USD	USD
ASSETS
Current assets
Cash and cash equivalents	$ 43,803	$ 71,343
Trade accounts receivable	947,935	151,400
Stock subscription receivable	0	100,000
Prepaid expenses and other assets	108,879	105,666
Total current assets	1,100,617	428,409
Plant and equipment, net	26,838	34,094
Total assets	$ 1,127,455	$ 462,503

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade accounts payable	$ 1,024,337	$ 236,292
Accrued expenses	39,219	44,141
Deposits	51,017	81,994
Current portion of long-term debt	4,633	4,573
Total current liabilities	1,119,206	367,000

Long-term debt, less current portion	0	3,109

Stockholders' equity
Common stock - par value $.001; 200,000,000
shares authorized, 11,100,000 shares
issued and outstanding	11,100	11,100
Additional paid in capital	2,282,140	2,282,140
Accumulated deficit	(2,285,629)	(2,201,484)
Accumulated other comprehensive income	638	638

Total stockholders' equity	8,249	92,394

Total liabilities and stockholders' equity	$ 1,127,455	$ 462,503

See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
	USD	USD

Sales revenues	$ 389,168	$ 309,049

Cost of goods sold	344,647	250,317

Gross profit	44,521	58,732

General and administrative expenses	87,840	65,479

Operating loss	(43,319)	(6,747)

Other income (expense)
Interest income (expense)	60	0
Other	3,121	259
Total other income (expense)	3,181	259

Loss before income tax	(40,138)	(6,488)

Provision for income taxes	-	-

Net loss for the period	$ (40,138)	$ (6,488)

Net loss per common share	$ (0.00361)	$ (0.00068)

Weighted average common shares outstanding	11,100,000	9,559,800

See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
	USD	USD

Sales revenues	$ 1,920,900	$ 893,597

Cost of goods sold	1,649,469	711,269

Gross profit	271,431	182,328

General and administrative expenses	373,244	205,593

Operating loss	(101,813)	(23,265)

Other income (expense)
Interest expense	(181)	(241)
Other	17,849	4,335
Total other income (expense)	17,668	4,094

Loss before income tax	(84,145)	(19,171)

Provision for income taxes	-	-

Net loss for the period	$ (84,145)	$ (19,171)

Net loss per common share	$ (0.00758)	$ (0.00207)

Weighted average common shares outstanding	11,100,000	9,254,400

 See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
	USD	USD
Operating activities:

Net loss	$ (84,145)	$ (19,171)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	12,455	1,823
Stock subscription collected	100,000	0
Accumulated other comprehensive deficit	0	(14,680)
Changes in operating assets and liabilities:
Trade accounts receivable	(796,535)	(28,174)
Prepaid expenses and other assets	(3,213)	83,831
Trade accounts payable	788,045	(39,775)
Accrued expenses	(4,922)	(3,050)
Deposits	(30,977)	9,770
Shareholder loan payable	0	(20,350)
Related party payable	0	17,045

Net cash used in operating activities	(19,292)	(12,731)

Cash flows from investing activities
Purchase of fixed assets	(5,199)	(44,238)

Net cash used in investing activities	(5,199)	(44,238)

Financing activities:
Issuance of common stock	0	20,000
Principal payments on long-term debt	(3,049)	(3,197)
Net cash provided by (used in) financing activities	(3,049)	16,803

Decrease in cash and cash equivalents	(27,540)	(40,166)

Cash and cash equivalents, beginning of period	71,343	64,523
Cash and cash equivalents, end of period	$ 43,803	$ 24,357
Cash paid for interest	$ 181	$ 241
Cash paid for income taxes	$ 0	$ 0

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

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and demand deposits held by banks. None of the Company’s deposits are insured by the Federal Deposit Insurance Corporation or any other entity of the U.S. government.

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. At September 30, 2005 the allowance for doubtful accounts totaled $2,834.

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

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Revenue from provision of voice termination, satellite and broadband Internet services is recognized as earned when customers are invoiced for monthly services they have received in accordance with the service contracts. At that time the Company considers the earnings process to be complete and collectibility to be reasonably assured.

Advertising Expenses

Advertising costs will be expensed when and if incurred. The Company has incurred no advertising expenses to date.

Retirement Benefits

The Company has a defined contribution benefit plan. The Company’s contributions are discretionary. For the period ended September 30, 2005, the contribution made by Digital Network Alliance amounted to $6,505.

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

The Company had no potentially dilutive securities outstanding at September 30, 2005.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2004

Net sales for the nine months ended September 30, 2005 were $1,920,900 as compared to $893,597 for the nine months ended September 30, 2004.  The increase of $1,027,303, or approximately 115% was primarily attributable to the fact that we received substantial revenues in 2005 from new services which were not offered in 2004.  Our new services include voice termination services in Hong Kong, from which we received revenues of approximately $158,721 during the nine months ended September 30, 2005.  We first began providing voice termination services during the fourth quarter of 2004, and we added a substantial number of new customers during the first and second quarters of 2005.  The other new service, from which substantial revenues of approximately $712,000 were generated during the first quarter of 2005, is new managed network services in Indonesia.  These managed network services include managed broadband services and network build out and system integration services which were provided to new customers in Jakarta, Indonesia.  There was also an increase in our satellite services in the amount of $156,582.  We had more customers in Pakistan during the nine months of 2005 than in 2004.

Cost of goods sold for the nine months ended September 30, 2005 was $1,649,469 compared to $711,269 for the same period of 2004.  The increase of $938,200 or 132% was the result of initial set up costs for the new voice termination business and initial set up costs for the managed network services in Indonesia, which included building base stations in Jakarta.  Although our costs of goods sold increased substantially during the first nine months of 2005 as compared to the same period of 2004, we believe that our investment in equipment needed to provide new services will continue to result in increased revenues in future periods.

Gross profit increased from $182,328 for the nine months ended September 30, 2004 to $271,431 for the nine months ended September 30, 2005.  The increase in gross profit reflects the well-controlled costs of the satellite business and the substantial profit margin of the new managed broadband business in the Asia Pacific market.

Total operating expenses for the period ended September 30, 2005 totaled $373,244 compared to $205,593 for the same period of 2004.  The increase of $167,651 or 82% was primarily attributable to: (i) salary expenses, due to the additional hiring of staff and related expenses, which increased by approximately $125,100; and (ii) traveling expenses, related to sales and business development in the region, which increased by $42,551.

Net loss before tax for the period ended September 30, 2005 was $(84,145) as compared to a net loss of $(19,171) for the period ended September 30, 2004.  The increased loss is primarily due to recurring operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

For the period ended September 30, 2005, the Company’s balance sheet reflects current assets of $1,100,617 and total current liabilities of $1,119,206, as compared to current assets of $428,409 and current liabilities of $367,000 as of December 31, 2004.  These changes reflect a decrease in our liquidity ratio from 1.17 as of December 31, 2004 to 0.98 as of September 30, 2005.

As a result of the rapid expansion of our business during the third quarter of 2005, both our trade accounts receivable and our trade accounts payable increased substantially during the period.  Our trade accounts receivable increased from $151,400 as of December 31, 2004, to $947,935 as of September 30, 2005, an increase of $796,535 or approximately 526%, while our trade accounts payable increased from $236,292 as of December 31, 2004 to $1,024,337 as of September 30, 2005, an increase of $788,045, or approximately 334%.

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

ITEM 5.

OTHER INFORMATION

None

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

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

/s/ Terence Yap, President and Director

Date: November 14, 2005

/s/ Eppie Wong, Principal Accounting Officer and Director

Date: November 14, 2005

/s/ Edward Chan, Chief Operations Officer and Director

Date: November 14, 2005

/s/ Michael Yap, Director

Date: November 14, 2005

/s/ Leslie Ter Chiew Kim, Director

Date: November 14, 2005