Form 10KSB
period 2005-12-31
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2006-03-31
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

X   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $0 .001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ] Yes [X ] No

State issuer's revenues for its most recent fiscal year: $2,310,102

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2005, the Company had 11,100,000 shares outstanding.

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

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__

INDEX

PART I

5

ITEM 1.

DESCRIPTION OF BUSINESS.

5

The Business

6

Government Regulation

10

Current Operations

10

Customers And Marketing

12

Competition

13

Employees

15

Reports To Security Holders

15

ITEM 2.

DESCRIPTION OF PROPERTY.

15

ITEM 3.

LEGAL PROCEEDINGS.

16

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

16

PART II

16

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

16

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

17

Overview

18

Results Of Operations

19

Liquidity And Capital Resources

20

ITEM 7.

FINANCIAL STATEMENTS.

20

ITEM 8A.

CONTROLS AND PROCEDURES.

38

ITEM 8B.

OTHER INFORMATION.

38

PART III

38

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.  38

Directors and Executive Officers

38

Involvement in Certain Legal Proceedings

42

Family Relationships

42

Other Relationships or Arrangements

42

Directorships

42

Audit Committee Financial Expert

42

Section 16(a) Beneficial Ownership Compliance

42

Code of Ethics

43

ITEM 10.

EXECUTIVE COMPENSATION.

43

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS AND MANAGEMENT.

44

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

45

ITEM 13.

EXHIBITS

47

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

48

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

We were incorporated under the laws of the State of Delaware on August 19, 1997, under the name of Sheffield Products, Inc. We changed our name to Digital Network Alliance International, Inc., on November 30, 2004.

We were formed as a "blind pool" or "blank check" company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. In furtherance of our business plan, we voluntarily elected to become subject to the periodic reporting obligations of the Securities Exchange Act of 1934 by filing a registration statement on Form 10-SB.  The registration statement on Form 10-SB became effective on or about November 11, 2002.

         On July 21, 2004, we had a change of control as the first step in the business acquisition process. Strong Win Limited, a British Virgin Islands corporation, purchased 3,038,058 (6,076,116 pre-split) shares, (or approximately 90%) of our then issued and outstanding shares, from 4 of our major shareholders for a purchase price of $50,000.  The four selling shareholders, Equity Investors, Inc., Ambassador Capital Group, Inc., Glenn Little and Mid-Continental Securities Corp. The shareholders were promoters of the Company who acquired their shares in the Company for cash at a price of $0.002 per share. Following the sale transaction, the selling shareholders retained 234,687 shares.  The remaining 102,875 shares which were issued and outstanding at that time were owned by a group of approximately 25 individuals who acquired their shares at various times between August 1999 and March 2003 for cash at purchase prices ranging from $0.10 to $1.00 per share.

         On August 13, 2004, we completed the business acquisition process by acquiring all of the issued and outstanding common stock of Digital Network Alliance Holdings (BVI), Inc., in a share exchange transaction. We issued 5,724,380 (11,448,760 pre-split) shares of our common stock in the share exchange transaction in exchange for all of the issued and outstanding stock of Digital Network Alliance Holdings (BVI) Inc.

On September 22, 2005, we effected a 1:2 reverse stock split of all issued and outstanding shares, which decreased the number of issued and outstanding shares of the Company without causing a reduction in the total number of authorized shares.  We issued one new share for every two shares held.  Before the reverse stock split, we had 22,200,000 shares issued and outstanding.  Immediately following the split, we had 11,100,000 shares issued and outstanding.  Except as otherwise specifically noted, all references in this report to the number of shares issued and outstanding have been revised to reflect the number issued and outstanding following completion of the reverse split.

The Company was introduced to Sheffield Products, Inc. by First Asia Finance Group Limited, a Hong Kong registered investment advisor which presented the Company’s business plan and financial statements to the board of directors of Sheffield.  First Asia also assisted the Company in its negotiations related to the change of control and business combination transaction with Sheffield Products, Inc., and assisted it with completing certain restructuring prior to the change of control and business combination, including the formation of Digital Network Alliance Holdings (BVI), Inc., as a holding company for its operating subsidiaries.

Terence Yap participated in the negotiations on behalf of the Company.  The board of directors of Sheffield Products, Inc. participated in the negotiations on its behalf.

As a result of the share exchange transaction, Digital Network Alliance Holdings (BVI) Inc. became our wholly-owned subsidiary.

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

The Business

 We are in the business of providing telecommunications and value added services to developing markets and niche segments in the Asia Pacific region.

Digital Network Alliance Holdings (BVI) Inc. has been an investment holding company since inception.  All of our business operations are carried on through three operating subsidiaries.  The operating subsidiaries are Digital Network Alliance (S) Pte Ltd., a Singapore corporation (“DNA Singapore”), Digital Network Alliance (HK) Ltd., a Hong Kong corporation (“DNA Hong Kong”), and DNA Financial Systems (HK) Ltd, a Hong Kong Corporation  (“DNA Financial”). DNA Singapore and DNA Hong Kong, which are wholly-owned by Digital Network Alliance Holdings (BVI), Inc. perform identical business activities but are separated by market coverage. DNA Singapore manages business activities in Singapore and Indonesia.  DNA Hong Kong conducts and manages the business activities in Hong Kong, Mongolia, Bangladesh and Pakistan.  Both entities engage in Satellite Internet Services, Managed Broadband Services and Voice Termination Services.  DNA Financial, which is owned by DNA Financial Systems (BVI), Inc., our 70%-owned subsidiary, provides real-time online financial data solutions in Hong Kong.

Satellite Internet Services

For purposes of providing satellite Internet services, we have leased satellite capacity and teleport services from China Digital satNet Ltd and Sinosat (HK) Ltd.  The teleport is the central satellite earth station where all satellite and data communications equipment is installed and managed.  It is also the central location where all remote sites in various countries are connected in order to facilitate communication.  We pay a fee for satellite capacity and teleport services based upon the amount of satellite capacity subscribed for from time to time.  Agreements are based upon 12 month terms with automatic renewal provisions.  Satellite capacities can also be reduced or increased at any time without penalties.  The performance and reliability of the satellite infrastructure is critical to our success.  A system failure or decrease in the performance of the network, causing an interruption of service or increases in response time for services, would have a negative impact on current and prospective users.  Potential sources of interruption include, but are not limited to: (1) system failure caused by natural disaster; (2) power loss or telecommunications failure; (3) computer viruses or other tampering with the system; (4) destruction or loss of satellite; and (5) software errors.  Any significant disruption or failure of the satellite network infrastructure would have a material adverse effect on us and could cause our business to fail. Although we have not established a specific back-up plan which would be implemented in the event of a significant disruption or failure of our current satellite network infrastructure, we have established contacts and have had preliminary discussions with other satellite operators in the region, including Intelsat and Eutelsat.  We plan to maintain our contacts with these satellite operators in the event significant problems arise with the services provided by China Digital satNet Ltd and Sinosat (HK) Ltd.

We repackage and resell the satellite Internet services as a comprehensive selection of “back end” services to local service providers based in the various countries in which we currently operate.  The relationships with local service providers are controlled by service agreements. We charge each local service provider a fee based upon the amount of bandwidth subscribed.  The higher the bandwidth subscribed, the higher the fees charged.  As the number of end-users serviced by a local provider increases, that local service provider will need to increase the amount of bandwidth it subscribes for in order to maintain the quality of services to its end users.

The local service providers are responsible for complying with all regulatory requirements in the countries in which they operate.  This generally means that they must have both a satellite transmission license and an Internet Service Provider (ISP) license.  The local service providers are also responsible for marketing and selling our services in their local markets and for connecting customers to their networks.

Our services are available for data, voice and Internet applications with either one-way or two-way connectivity.  Our Simplex service is “receive only” service, meaning that only the return or downlink is via satellite.  The uplink is via terrestrial infrastructure (i.e. copper wire, fiber optic, etc.), where the customer already has an existing line.  The Simplex service increases the users’ downstream bandwidth, thereby helping to eliminate the most common bottleneck in operation of computer networks.  Simplex services are offered as either a dedicated or a burstable package.  Dedicated service provides a guaranteed data rate.  Burstable service provides a guaranteed data rate with the ability to draw higher data rates when available.

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

We have a contract with MCI for worldwide connectivity.   Our agreement with MCI is on a three month automatically renewable basis and requires one month prior notice of termination.   Under the contract we are billed on a monthly basis based upon the amount of bandwidth used during the month.  When data comes from a customer of one of our local service providers, it is first connected to their satellite dish in the country of origin and is transmitted via satellite to our teleport in Hong Kong.  From our teleport in Hong Kong it is “routed” or connected to MCI to be transmitted to its final destination.  We pay a monthly fee  based upon a set rate for the bandwidth that is subscribed by us for connectivity to the Internet backbone via MCI.   MCI has the right, upon not less than 30 days notice, to increase the rate we are charged to subscribe for bandwidth.

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

We do not charge property owners a separate fee to cover the installation of the infrastructure, and we remove the infrastructure upon termination of our agreement with the property owner.   Following installation of the infrastructure, we contract with individual tenants in the building to provide them with broadband services.  We base our charges for these services on market rates within the area rather than on our direct cost of delivering Internet bandwidth to the building.   As a result, our margins improve when more tenants within the building subscribe to our services.

In both Hong Kong and Singapore there are several telecommunications operators who lease dedicated external Internet connections.  As a result, in providing our managed broadband services we have a variety of suppliers to choose from which helps to ensure both quality services and cost competitiveness in these markets.  In Indonesia we do not have regulatory clearance to provide managed broadband services.  So, in Indonesia, we work with our local partners who have the necessary licenses to provide the managed network services.  Our local partners are responsible to perform the installation of the service and to provide dedicated external Internet connections.  In the event that the local infrastructure is not available, we will arrange a satellite Internet circuit connected to our satellite teleport hub in Hong Kong for dedicated external Internet connections.

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

Voice Termination Services

Our voice termination service focuses on providing voice over Internet Protocol (VOIP) exchange services to our customers in the Asia Pacific region.  It is a value added service to our existing customers using our satellite Internet Services.

Our customers who are local service providers using our satellite Internet Services, transmit voice over Internet via the satellite infrastructure to our voice exchange system in Hong Kong.  The voice calls are then connected to the rest of the world via Internet.  Essentially, we provide the platform on which customers using our satellite Internet services can exchange voice services via our exchange hub in Hong Kong.

Essentially, our customers (using our satellite services) will provide retail outbound International Direct Dialing services to their local retail markets.  When the telephone users make a call, it is transmitted via the satellite circuit and connected to our exchange hub in Hong Kong.  From Hong Kong we route the calls to the various destinations around the world via WorldCom.

Our charges for voice termination services are based upon the rates provided to us by WorldCom for worldwide termination and are related to the number of minutes routed via our network. We mark-up the rates provided by WorldCom approximately 5%-10% before reselling the voice termination services to the local service providers who are our customers.

We require customers to prepay a minimum of $1,000 to purchase an equivalent credit to be applied toward voice termination services.  The customers will then be able to start terminating the voice minutes until the credit is drawn to zero at which the service will automatically cease.  Should the customer decide to continue, they will need to prepay another deposit of a minimum of $1,000 to resume the service.

Financial Data Solutions

DNA Financial Systems (HK) Ltd was formed on April 1, 2005.  It is owned by DNA Financial Systems (BVI), Inc., a company in which we own a 70% ownership interest.  Ownership of the remaining 30% is split between Anthony Choi, who is Chief Executive Officer of the subsidiary, and EFO Co., Ltd., a Hong Kong corporation, which provides the technology for the services.  It began operations during the month of April 2005, and received its first contract during the month of June 2005.

Through DNA Financial, clients have access to real-time financial news and data from the desktop computer in their office via an Internet connection to our main data distribution center in Hong Kong.  DNA Financial contracts with EFO Co., Ltd., pursuant to which it supplies real-time financial data to the main distribution center in Hong Kong.

EFO Co., Ltd. provides the real-time stock market data feeds as well as all necessary technical planning and software development support in return for a license fee. DNA Financial is charged a license fee of $800 per month for up to 50 users.  Each additional 50-user license costs an additional $800 per month until the company has a total of 200 users.  A 50% discount becomes applicable once the number of users reaches 200 per month.  The duration of the contract is one year, with an automatic renewal at the end of each term.  If a party wishes to terminate the contract at the end of the term, one month’s notice is required.

DNA Financial performs the sales and marketing function, packaging real-time and online financial data solutions and selling them to financial institutions and brokerage houses in Hong Kong.  Customers subscribe to the service to gain access to real-time financial news and data via a desktop computer.  As part of our service, we install the desktop computer and the Internet connection to the customer’s office.  The desktop computer and the Internet connection are packaged together in the monthly cost.

Minimum contract duration for customers is 12 months, and we require advance payments upon signing of the contract.

Government Regulation

There is limited government regulation of our business in the markets in which we operate.  Our operating subsidiaries in Hong Kong and Singapore are licensed as local service providers in those markets and maintain their licenses by filing necessary documents and paying required fees on an annual basis.  In other markets, we contract with local service providers who are responsible for complying with applicable regulatory requirements, if any.  In general, we do not expect existing or probable government regulation to have any significant impact on our business for the foreseeable future.

Current Operations

Satellite Internet Services

We are currently providing satellite network services to customers in Mongolia, Pakistan, Indonesia and Bangladesh.  Each country is able to receive Simplex and Duplex services.  The type of service provided is dependent on each customer in each country.  The following is a brief summary of the nature and extent of our current operations in each of these countries.  In each market, the “Number of Customers” indicates the number of local service providers and/or Internet service providers (“ISP”) with which we have a direct relationship. Local service providers are licensed satellite service providers, some of which are also ISPs, and some of which are not. The local service providers who are not also ISPs resell our services to ISPs in their countries.

In Mongolia, Pakistan, Indonesia and Bangladesh, we provide services via local service providers, as we do not have a direct presence within those countries.  However, in Singapore and Hong Kong, we provide Internet access directly to customers because we have our own facilities and personnel in those countries.

Mongolia   We are currently providing satellite connectivity to France Telecommunications Long Distance which allows it to extend its Internet IP transit services to Internet Service Providers (ISPs) in Mongolia.

Through local service providers, we are also providing domestic satellite connectivity services which are used by multi-national corporations (MNCs) located in remote regions of the country where basic telecommunications infrastructure is not available.  The satellite connectivity service enables these MNCs to communicate effectively (telephony and data communications) with the rest of the world.

Customers:

Number of Customers	Number of End Users (Approximate)
2	4 (Corporate) 2000 (Retail)

Pakistan   Through local service providers, we are currently providing simplex downlink connectivity services used by ISPs, MNCs, and Government Organizations located throughout Pakistan.  This simplex downlink service provides cost effective high speed download services as an alternative to more expensive and unreliable terrestrial connectivity provided by local incumbent operators.

Customers:

Number of Customers	Number of End Users (Approximate)
25	35 (Corporate) 10,000 (Retail)

Indonesia    Through local service providers, we are currently providing dedicated satellite Internet access services used by MNCs located within the Jakarta Stock Exchange building which has a number of international financial institutions as tenants.  The Jakarta Stock Exchange itself is also using our services.

We are also providing satellite connectivity services used by MNCs and ISPs located outside the major city of Indonesia.

Customers:

Number of Customers	Number of End Users (Approximate)
7	70 (Corporate) 2000 (Retail)

Bangladesh   In partnership with local service providers, we are currently providing dedicated satellite Internet connectivity services used by ISPs, MNCs and governmental organizations in Bangladesh.  The satellite Internet connectivity enables these customers to have access to reliable Internet backbone connections for voice and data communications.

Customers:

Number of Customers	Number of End Users (Approximate)
7	3 (Corporate) 1000 (Retail)

Managed Broadband Services

  We are currently providing managed broadband services to one location in Singapore and to eight separate locations in Hong Kong.  We have direct contractual relations with these customers through DNA Singapore and DNA Hong Kong.  In Indonesia, we work with a licensed serviced provider to deliver and manage the services. The following is a brief summary of the nature and extent of our current operations in each of these areas:

Singapore    DNA Singapore holds an ISP license which enables the Company to provide Internet access and value-added telecommunication services in Singapore.  The value-added services include, wireless Internet access roaming services within the building and on-site customer support, including office data network installation and configuration.  We focus on “last mile” solutions within buildings.  As such, we install our own infrastructure within the building and lease a dedicated Internet connection from the incumbent telecom operator.

We are currently working with StarHub Pte Ltd, the second largest telecommunications service provider in Singapore, to provide managed Internet services in a commercial building with an approximate gross floor area of 312,000 sq ft.

Locations:

Number of Locations	Number of End Users (Approximate)
1	6

Hong Kong   We are currently working with PCCW and Hutchison Telecoms to provide last mile connectivity to eight different locations in Hong Kong, including both serviced apartments and commercial business centers.

Locations:

Number of Locations	Number of End Users (Approximate)
8	100 (Retail)

Indonesia.

We are currently working with Circlecom Nusantara Indonesia (CNI) to deliver managed network services to serviced apartments and commercial business centers.  In addition, we are working with the local mobile operators in Indonesia to build, install and maintain additional mobile base stations which the local operators require in order to expand the area covered by their networks.

Locations:

Number of Locations	Number of End Users (Approximate)
3	500 (Retail)

The Company has been able to deliver the services through close partnerships with other service providers to deliver and manage the services.  As mentioned previously, for the satellite services, we work with China Digital SatNet and local service providers to deliver and manage the services.  For the managed broadband Services, we work with the local incumbent operators to deliver and manage the services.

Voice Termination Services

We are currently providing termination services to customers in Bangladesh.  The approximate number of minutes per month is 10,000 minutes.

Financial Data Solutions

The Company has since signed up 7 clients in Hong Kong, of which 5 are  companies whose shares trade publicly on the  Hong Kong Stock Exchange.

Customers And Marketing

We market our satellite Internet connection services in developing countries within the Asia Pacific region where the telecommunications infrastructure is not fully established. The target customers include local service providers such as Internet service providers and telephony carriers as well as multi-national corporations and governmental organizations within the same areas.  We have directly marketed to local service providers.  Direct marketing includes conference calls, emails and direct sales pitches with potential customers. Local service providers contract for our services and are then responsible for distributing and selling our services within their local markets.  Future marketing efforts are dependent on the proceeds of our planned stock offering.  If the offering is successful we hope that future marketing efforts will include provision of additional services such as voice transmission (Voice over IP) and content distribution to existing customers as well as seeking to expand into other developing countries within the Asia Pacific region including Nepal, Afghanistan, Iran, Iraq, South Africa and China.  However, is no guarantee that the planned offering will be successful or that we will be able to expand our marketing efforts.

We market our managed broadband services to customers in Singapore and Hong Kong where terrestrial high-speed broadband is easily available at cost effective prices.  In addition, we have expanded our managed broadband services to include Indonesia. Our target customers include hotels and serviced apartments, business centers, commercial buildings and industrial zones.   We lease a dedicated Internet connection from an incumbent telecommunications operator and then install our own infrastructure within the building and offer terrestrial packaged access services to tenants or occupants in the building.  Future marketing efforts are expected to include offering services to additional locations in Hong Kong and Singapore as well as expanding such services to additional areas within the Asia Pacific region including China, Vietnam, Malaysia and Indonesia.

We market our voice termination services directly to our existing satellite service subscribers.  We target local ISPs and local service providers who are providing calling card services within their local markets.  We provide the services through our voice exchange equipment in Hong Kong connected to WorldCom’s voice exchange equipment in Hong Kong.  If this offering is successful, we hope to expand this service to include other markets in the region such as Indonesia, Mongolia, Vietnam, Pakistan, Afghanistan and Nepal, all of which are countries in which we have had preliminary discussions with local ISPs and local service providers about the possibility of contracting to purchase our voice termination services.

We market our financial data solutions directly to customers in Hong Kong.  Future marketing efforts are expected to include offering services to customers in Hong Kong, Singapore, China, Indonesia and Macau.

Competition

We operate in a highly competitive environment and have only a small market share in each of the markets in which we currently compete.

In the market for satellite Internet services, competition is primarily by price, flexibility and service quality.  Our primary competitors in the markets in which we currently operate include Hawaii-Pacific Teleport, Singapore Telecommunications and Ipstar Co, Ltd, a company which is based in Thailand.  Our ability to compete in this market has the been the result of several factors including (i) the fact that our small size allows quick implementation of services; (ii) effective working relationships with suppliers which has allowed us to provide flexible and customized solutions to customers such as shorter term contracts and credit relaxation to long-term customers (iii) extensive local market understanding provided by our management team;

(iv) fewer employees, allowing us to operate with lower overhead costs compared to larger organizations; and (v) excess satellite capacity providing us with flexibility to select satellites which provide the most cost effective and efficient solutions. A customized service we provide is the option for customers to sign shorter-term contracts than some of our competitors.  Some customers prefer to sign a shorter-term contract in order to minimize their total financial obligation under the contract.   This creates potential financial risk for us in the event such customers do not elect to renew their contracts at the end of the initial term, but we do not consider such risks to be material because revenues from such customers currently represent only approximately 5% of our gross revenues.  In addition, in order to help compensate us for this risk, we require larger monthly payments from customers who sign shorter term contracts.  In order to retain certain long-term customers, we have also sometimes agreed to relaxation of our usual credit terms.   In such circumstances there is a risk that the customer will delay payment or completely default in making payments.   However, in that event we are able to limit our losses by suspending services and removing our equipment.

Our belief that there is currently excess satellite capacity is primarily based on our experience in the market.    Projections of an oversupply problem in Asia have existed for many years, and there has been an accompanying reduction in transponder lease rates.  There are currently approximately 51 operational satellites in the Asia Pacific region, and as many as 12 new satellites which are scheduled to be launched between 2006 and 2007.   Several of the 12 new satellites had been scheduled to be launched prior to 2006, but the launches were delayed because of capacity issues.

The availability of excess capacity allows us the option to switch satellite operators in the event that terms offered by our current provider are no longer as competitive as the market.  Although we have no reason to believe that excess capacity will not continue to exist, there is no guarantee that such excess capacity will continue going forward.

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

In the market for voice termination services, competition is primarily by price.  Our primary competitors in this market include Teleglobe and other regional telecommunications operators.  Our ability to compete in this market has been a result of our ability to provide related satellite services as customers need to have connections with the carriers before they can send the voice traffic.  We provide it as a one-stop-shop, whereby they subscribe the satellite services and voice termination service from a single supplier.

In the market for financial data solutions, competition is primarily by price and customer support.  Our primary competitor is Reuters.  Our ability to compete in the market has been a result of our ability to provide the services at a much lower cost than Reuters.  Our ability to compete is also dependent upon agreements with various third parties, including agreements with actual and potential competitors, in order to provide our services.  The necessary agreements include leases for satellite capacity and teleport services, agreements with telecommunications companies for worldwide connectivity, and agreements with local service providers in the various countries in which we seek to operate.  There can be no assurance that we will be able to obtain and maintain all of the necessary third-party agreements on terms that are acceptable, or that others will not obtain similar agreements on similar or better terms which will allow them to compete with us.  If any of our existing agreements were terminated prior to their expiration date, were not renewed following expiration, or otherwise became unavailable or unenforceable, it would have a material adverse effect on us and could cause our business to fail.

Employees

We currently have a total of 7 employees.  All 7 of these employees are full-time. In the 12 months following completion of a public offering, we intend to add 5 or more additional employees to work in sales and marketing, engineering and customer support.

Reports To Security Holders

We are subject to the reporting requirements of the Exchange Act and the rules and regulations promulgated thereunder, and, accordingly file reports, information statements or other information with the Securities and Exchange Commission, including quarterly reports on Form 10-QSB, annual reports on Form 10-KSB, reports of current events on Form 8-K, and proxy or information statements with respect to shareholder meetings.  Although we may not be obligated to deliver an annual report to our shareholders, we intend to voluntarily send such a report, including audited financial statements, to our shareholders each year. This prospectus is part of a Registration Statement that we filed with the Securities and Exchange Commission in accordance with its rules and regulations. The public may read and copy any materials we file with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at http://www.sec.gov.

ITEM 2.

DESCRIPTION OF PROPERTY.

We currently lease our office facilities in Hong Kong under a lease which is renewable annually.  The office space consists of a total of approximately 800 square feet for which the current monthly rental rate is $850.  The address is 15/F East Wing, Sincere Insurance Building, 6 Hennessy Road, Wanchai, Hong Kong.  The phone number is 852-3104-9012.

We currently lease both satellite capacities and teleport services from China Digital satNet Ltd (“CSN”) and Sinosat (HK) Ltd..  The location of the satellite is approximately 35,000km above the earth at 110.5’ East.  The location of the satellite teleport is Room 2002, Sino Favour Center 1, Yip Street, Chai Wan, Hong Kong.  Under the terms of our lease agreement with CSN, they provide the necessary satellite capacity in Sino Sat 1A.  The satellite capacity requirement depends on our actual business needs.  CSN also provides all equipment used in the provision of services including earth stations, modems, redundancy equipment, power supply and generator units, cabling and other related hardware and software, as well as continuous maintenance and hotline support services. We have submitted a registration statement with the United States Securities and Exchange Commission in order to allow us to raise additional funds.  There is no guarantee that the offering will be successful.  If successful, we intend to acquire or build our own teleport in Hong Kong.  We are currently the largest user of the China Digital satNet Ltd. Hong Kong teleport facility.   In the event we do not have sufficient funds available to acquire or build our own teleport, we intend to seek to enter into an agreement with China Digital satNet Ltd. to manage the operation of its Hong Kong teleport.  We have had preliminary discussions with CSN regarding possible terms for such an agreement.  Based on these preliminary discussions, it is anticipated that such an agreement would provide that we would be responsible for hiring additional staff to man the teleport on a 24-hour basis and would be paid a fee for this service. However, the contractual terms have not yet been finalized, and there is no assurance that an agreement could be finalized.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2005.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established market for our shares. Our stock is not yet quoted on the OTC Bulletin Board or on any other public market and we have not applied for listing or quotation on any public market.

We currently have a total of 11,100,000 shares outstanding, all of which constitute "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933.  A total of 675,124 of our presently issued and outstanding shares consist of shares held by persons who were shareholders of Digital Network International Alliance, Inc., prior to the change of control on July 21, 2004 and prior to completion of the share exchange transaction with Digital BVI.   These shares may currently be eligible for resale in accordance with the provisions of Rule 144 by virtue of having been held for the required minimum holding period of one year.  However, a recent SEC interpretation indicated that, in certain circumstances, Rule 144 is not available for resales of shares which were originally issued to promoters or affiliates of blank check companies. To this extent the holders of these shares may not rely on Rule 144 to make resales, such shares may be offered and sold only pursuant to an effective registration statement.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this prospectus which are not statements of historical fact are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. In evaluating these forward-looking statements, you should consider various factors which may cause our actual results to differ materially from any forward- looking statement.  We caution you not to place undue reliance on these forward-looking statements.  Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES; SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Allowances for doubtful debts:  We maintain an estimate for doubtful accounts for receivables which are more than ten months old.  If the financial condition of our customers were to deteriorate, resulting in an impairment of the ability to make payments, additional allowances may be required, which would increase our expenses during the periods in which any such allowances were made. The amount recorded as an allowance for doubtful accounts in each period is based upon an assessment of the likelihood that we will be paid on our outstanding receivables, based on customer-specific as well as general considerations. To the extent that our estimates prove to be too high, and we ultimately collect a receivable previously determined to be impaired, we may record a reversal of the provision in the period of such determination. The Company has recorded bad debt allowances of $102,875 and $2,834 as of December 31, 2005 and 2004, respectively.

Revenue Recognition: In general, our Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenue streams of our Company:

Revenues from our satellite services are based upon monthly subscription fees.  It is recognized on a straight line basis over the term of the service contract. Customers start paying the monthly subscription fees when the satellite link is established.

Revenues from our managed network services are based upon one-off installation fees and monthly subscription fees.  For the one-off installation fees, the revenues are recognized upon completion of the installation because it is a fee for completed work which the customer contractually agrees, prior to the commencement of the work, to pay upon completion of the installation.  Upon completion of the installation we have no ongoing obligation to perform services.  For the monthly subscription fees, revenues are recognized on a straight line basis over the term of the service contract.  Customers start paying the monthly subscription fees when the broadband access connection is established.

Revenues from our voice termination services fluctuate as they depend on the usage of the customers during the period.  The Company receives prepayment based upon the estimated amount of traffic that the customer is likely to transmit.  The revenues are recognized when the customer completes the traffic transmission.  Receipts of cash prepayments are recorded as deposits received.

Revenues from our financial solutions are based upon monthly subscription fees.  They are recognized on a straight line basis over the terms of the service contracts.  Payments are received quarterly in advance.  Receipts of cash prepayments are recorded as deposits received.

Foreign Currency Exchange:  We are subject to fluctuations in foreign currencies, as overseas customers pay in United States dollars (USD) while we pay our main suppliers in Hong Kong in Hong Kong dollars (HKD).  The HKD is currently pegged to the USD.  However, there is no assurance that it will continue to be so in the future.  The attached consolidated financial statements have been expressed in USD, the reporting currency of the Company.  Revenues and expenses have been translated at the weighted average rate of the exchange in effect during the respective period.

Overview

Our overall objective is to build a comprehensive telecommunications network which delivers cost-effective services to our customers within the Asia Pacific region, and beyond.  This is a long-term objective, involving many elements, and there is no assurance that it can be achieved.  Our ability to do so will be dependent upon a number of factors including, but not limited to, our ability to achieve and maintain strategic partnerships and alliances with various local partners and suppliers, our ability to achieve profitable operations, and the availability of necessary working capital.

Our plan of operations for 2006 includes both expansion and improvement of our existing operations as well as commencement of new operations.  Both the extent to which we are able to implement this plan of operations and the timing of its implementation will be dependent to a large extent on the availability of working capital either from a public offering or from other sources.  Because there is no assurance that an offering will be successful or that working capital will be available to us from other sources, there is also no assurance regarding the extent to which we will be able to implement our plan of operations within the foreseeable future.

The Company does not directly carry on any business activities.  Instead, all operations are carried on through its operating subsidiaries: Digital Network Alliance (S) Pte., Ltd. (“DNA Singapore”) which was incorporated in Singapore on November 12, 2001, Digital Network Alliance (HK) Ltd. (“DNA Hong Kong”), which was incorporated in Hong Kong on October 19, 2001, and DNA Financial Systems Co, Ltd. (HK) (“DNA Financial”), which was incorporated in

Hong Kong on April 1, 2005.   Revenues received to date from the operations of DNA Financial have not been significant.  Therefore, the results of operations of DNA Financial are not included in the following discussion regarding our Results of Operations.

Through its operating subsidiaries, the Company is engaged in the business of providing satellite Internet connections to customers in the Asia Pacific region, including Indonesia, Bangladesh, Pakistan and Mongolia, and the business of providing managed broadband services to commercial office buildings and apartment buildings in Singapore and Hong Kong, and the business of providing real-time financial news and data to clients.

The following discussion concerning the results of operation, liquidity and capital resources of Digital Network Alliance International, Inc. (the “Company”), is based solely upon the business operations that are carried on by the Company’s operating subsidiaries for the years ended December 31, 2005 and 2004.

Results Of Operations

YEAR ENDED DECEMBER 31, 2005 COMPARED WITH YEAR ENDED DECEMBER 31, 2004

Net sales for the years ended December 31, 2005, and December 31, 2004, were $2,310,102 and $1,244,939, respectively, which represents an increase of $1,065,163, or approximately 86%, from 2004 to 2005.  This growth in net sales is primarily attributable to our receipt of a one-time installation fees for a hardware installation in Indonesia, but also includes  general growth in our business including a 52% increase in broadband business, 14% increase in satellite business, 17% increase in voice termination and 3% increase in our additional income derived from our new subsidiary, DNA Financial.

Cost of goods sold for the year ended December 31, 2005 was $2,186,741 compared to $986,071 in 2004.  The increase of $1,200,670, or approximately 122%, from 2004 to 2005, was primarily the result of the costs incurred in the hardware installation in Indonesia.

Although our revenues increased by approximately 86% from 2004 to 2005, the increase in revenues was offset by the 122% increase in cost of goods sold for the year.  As a result, our gross margin percentage decreased by 52% in 2005 as compared to 2004, and gross profit decreased by approximately 21%, from $258,868 for the year ended December 31, 2004, to 5%, $123,361 for the year ended December 31, 2005.

Operating expenses for the year ended December 31, 2005 totaled $584,644 compared to $2,403,948 in 2004, which represents a decrease of $1,819,304, or 76% from 2004 to 2005.  The major components which contributed to the decrease in operating expenses include:  79% decrease in general and administrative expenses, i.e. Decrease in consultancy fee expenses offset by the slight increase in bad debt expense, depreciation expense and distribution expense.

Our net loss decreased substantially during the year ended December 31, 2005 as compared to the year ended December 31, 2004.  For 2005, our net loss was $456,470, a decrease of $1,684,611, or approximately 79%, as compared to a net loss of $2,141,081 for 2004.    The decrease in our net loss for 2005 as compared to 2004 was the result of  drop in gross profit and offset by the decrease in operating expenses, namely, consultancy fee expenses incurred in 2004.

Liquidity And Capital Resources

For the year ended December 31, 2005, the Company balance sheet reflects current assets of $236,153, total assets of $272,200, total current liabilities of $633,788, and shareholder’s equity of $ (361,588).  As of December 31, 2004, the Company’s balance sheet reflects current assets of $428,409, total assets of $462,503, total current liabilities of $ 367,000, and shareholder’s equity of $92,394.  The decrease in liquidity from 1.3 to 0.4 was the result of the net loss for the year with no corresponding increase in capital or long-term financing.

Management’s plans in this regard consist of raising permanent equity financing and focusing on broadband sales and related support services in Hong Kong and the Asia Pacific region which has the highest margin.  In addition, the Company will begin to sell and install other network related products, such as security surveillance systems in Hong Kong and the rest of the Asia Pacific region where margins for such products and services are higher and will focus on controlling its operating expenses. Management has agreed to provide temporary financing to the Company should it be required for working capital, but is not contractually obligated to do so.

Although there is no guarantee, we anticipate that our current cash and cash equivalents will be sufficient to fund our operations for at least 12 months.  However, our forecast for the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary.  If we are unable to raise additional capital, we may have to delay, scale back or discontinue some or all of our operations.

ITEM 7.

FINANCIAL STATEMENTS.

Digital Network Alliance

International, Inc.

Consolidated Financial Statements

December 31, 2005

Child, Van Wagoner & Bradshaw, PLLC

A Professional Limited Liability Company of CERTIFIED PUBLIC ACCOUNTANTS

1284 W.  Flint   Meadow   Dr., Suite D, Kaysville, UT 8403       PHONE: (801) 927-1337  FAX: (801) 927-1344

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Digital Network Alliance International, Inc.

We have audited the accompanying consolidated balance sheet of Digital Network Alliance International, Inc. as of December 31, 2005, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Network Alliance International, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has negative working capital and has suffered recurring losses from operations. Its difficulty in generating sufficient cash flow to meet its obligations and sustain its operations raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw, PLLC

Kaysville, Utah

February 10, 2006

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

December 31,
Assets	2005
Current assets
Cash and cash equivalents	$ 50,738
Trade accounts receivable, net	135,713
Prepayment deposits	49,702
Total current assets	236,153

Plant and equipment, net	36,047

Total assets	$ 272,200

Liabilities and Stockholders' Deficit
Current liabilities
Trade accounts payable	$ 514,972
Accrued expenses	18,646
Deposits	74,353
Deferred revenue	22,917
Current portion of long-term debt	2,900
Total current liabilities	633,788

Minority interest	-

Stockholders' deficit
Common stock; $.001 par value, 200,000,000
shares authorized, 11,100,000 shares
issued and outstanding	11,100
Additional paid in capital	2,282,140
Accumulated deficit	(2,657,954)
Accumulated other comprehensive income	3,126

Total stockholders' deficit	(361,588)

Total Liabilities and Stockholders' Deficit	$ 272,200

See notes to consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended
	December 31,
	2005	2004

Sales revenues	$ 2,310,102	$ 1,244,939

Cost of goods sold	2,186,741	986,071

Gross profit	123,361	258,868

Operating expenses
Depreciation expense	7,795	3,025
Distribution and selling expenses	64,531	12,422
General and administrative expenses	512,318	2,388,501

Total operating expenses	584,644	2,403,948

Net operating loss	(461,283)	(2,145,080)

Other income (expense)
Interest expense	(280)	(924)
Other	5,090	4,923

Total other income	4,810	3,999

Net loss before taxes and minority interest	(456,473)	(2,141,081)

Taxes	-	-

Net loss before minority interest	(456,473)	(2,141,081)

Minority interest in subsidiary loss	3	-

Net loss	$ (456,470)	$ (2,141,081)

Foreign currency translation adjustment	2,488	(363)

Comprehensive loss	$ (453,982)	$ (2,141,444)

Net loss per common share	$ (0.04)	$ (0.23)
Weighted average common shares outstanding	11,100,000	9,490,000

See notes to consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

					Accumulated
					Other
	Common	Common	Additional	Retained	Comprehensive
Balances at:	Shares	Stock	Paid in Cap	Earnings	Income	Totals

January 1, 2004	3,375,620	$ 3,376	$ 19,351	$ (60,403)	$ 1,001	$ (36,675)

Issued shares in merger Aug 13	5,724,380	5,724	(5,724)			-
Issued shares for cash Aug 13	900,000	900	69,613			70,513
Issued shares for cash Nov 14	100,000	100	199,900			200,000
Issued shares for services Dec 18	1,000,000	1,000	1,999,000			2,000,000

Comprehensive income:						-
Net income (loss)	-	-	-	(2,141,081)	-	(2,141,081)
Foreign currency
translation	-	-	-	-	(363)	(363)

December 31, 2004	11,100,000	11,100	2,282,140	(2,201,484)	638	92,394

Comprehensive income:
Net income (loss)	-	-	-	(456,470)	-	(456,470)
Foreign currency
translation	-	-	-	-	2,488	2,488

December 31, 2005	11,100,000	$ 11,100	$2,282,140	$ (2,657,954)	$ 3,126	$ (361,588)

See notes to consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$ (456,470)	$ (2,141,081)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	18,704	7,262
Provision for allowance on accounts receivable	100,043	-
Loss from write-off of related party receivable	-	33,897
Stock issued for services	-	2,000,000
Minority interest	-	-
Changes in operating assets and liabilities:
Trade accounts receivable	(84,356)	(59,110)
Related party receivables	-	(36,346)
Prepaid expenses and other assets	55,964	(4,318)
Trade accounts payable	278,680	50,390
Related party payables	-	(37,236)
Accrued expenses	(25,495)	31,851
Deposits	15,276	37,724
Net cash (used in) operating activities	(97,654)	(116,967)

Cash flows from investing activities:
Purchases of fixed assets	(20,657)	(38,970)
Net cash used in investing activities	(20,657)	(38,970)

Cash flows from financing activities:
Principal payments on loan payable	(4,782)	(3,327)
Proceeds from stock subscriptions	100,000	-
Stock issuance	-	166,447
Net cash provided by financing activities	95,218	163,120

Effect of rate changes on cash	2,488	(363)

Increase in cash and cash equivalents	(20,605)	6,820

Cash and cash equivalents, beginning of year	71,343	64,523
Cash and cash equivalents, end of year	$ 50,738	$ 71,343

Cash paid for interest	$ 280	$ 924
Cash paid for income taxes	$ -	$ -

See notes to consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

NATURE OF OPERATIONS

Digital Network Alliance International, Inc. (the “Company”) was incorporated on August 20, 1997 in the State of Delaware as Sheffield Products, Inc. On August 13, 2004 the Company acquired all of the outstanding stock of Digital Network Alliance Holdings (BVI) Inc., a British Virgin Islands Corporation (“Digital BVI”) in exchange for stock of the Company. On November 30, 2004 the Company changed its name to Digital Network Alliance International, Inc. The consolidated results of operations are primarily those of Digital BVI and its consolidated subsidiaries.

The principal activities of the consolidated company are that of provision of voice termination, satellite and broadband internet services throughout the Asia Pacific region, including Hong Kong, Singapore, Indonesia, Bangladesh, Pakistan and Mongolia.

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At December 31, 2005 and 2004, the Company had an accumulated deficit of $2,657,954 and $2,201,484 and working capital of $(397,635) and $61,409. The Company also realized net losses of $456,470 and $2,141,081 for the years ended December 31, 2005 and 2004, respectively. Operations to date have been primarily financed by equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity financing and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

Management’s plans in this regard consist of raising permanent equity financing and focusing on broadband sales and related support services in Hong Kong and the Asia Pacific region which has the highest margin.  In addition, the Company will begin to sell and install other network related products, such as security surveillance systems in Hong Kong and the rest of the Asia Pacific region where margins for such products and services are higher and will focus on controlling its operating expenses. Management has agreed to provide temporary financing to the Company should it be required for working capital, but is not contractually obligated to do so. Additionally, the Company has obtained a verbal agreement with one of its major suppliers to defer payments until the end of 2006.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include those of the Company and its wholly owned subsidiaries; Digital BVI, Digital Network Alliance (S) Pte. Ltd. (“Digital S”) and Digital Network Alliance (HK) Limited (“Digital HK”), as well as its 70% owned subsidiary DNA Financial Systems Inc. BVI (“Financial BVI”). The accounts of Financial BVI include its 100% owned subsidiary DNA Financial Systems (HK), Limited (“Financial HK”). Digital BVI incorporated in British Virgin Islands on June 4, 2005, Digital S incorporated in the Republic of Singapore on October 19, 2001, and Digital HK incorporated in Hong Kong on November 12, 2001. Financial BVI incorporated in British Virgin Islands on March 15, 2005 for the purpose of holding Financial HK, which incorporated in Hong Kong on April 1, 2005.

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and have been retroactively restated to give effect to the recapitalization due to a reverse merger consummated on August 13, 2004. This basis differs from that used in the statutory accounts of the Company, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in Singapore and Hong Kong. All necessary intercompany transactions and balances have been eliminated in consolidation, and all necessary adjustments have been made to present the consolidated financial statements in accordance with US GAAP.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Control by Principal Stockholders

The directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets.

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

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made for receivables over ten months old. The Company has recorded a bad debt allowance of $102,875 as of December 31, 2005.

Prepayment Deposits

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

Computer equipment

2 years

Office equipment

4 years

Network equipment

3 years

Long-term assets of the Company are reviewed annually to assess whether the carrying value has become impaired, according to the guidelines established in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company also evaluates the periods of depreciation to determine whether subsequent events and circumstances warrant revised estimates of useful lives. No impairment of assets was recorded in the periods reported.

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

Revenue from hardware sales is recognized when delivery has been made in accordance with contract terms, pricing is fixed or determined, and collectibility is reasonably assured. The Company had one such contract sale in March of 2005 in the amount of $212,200. This sale included a one year warranty, which was to be covered by the hardware manufacturer. Consequently, no warranty reserve was made on the books of the Company.

The Company was engaged to perform a hardware installation in Indonesia. The terms called for payment in advance and a one year service contract following the completion of installation. In accordance with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, the Company estimated that 5% of the contract amount was attributable to the one year service agreement. Revenue was recognized for 95% of the $500,000 contract, or $475,000, upon completion of installation in December 2005 and the remaining $25,000 will be recognized ratably over the one year term of the service contract. Accordingly, deferred revenue in the amount of $22,917 is included on the balance sheet at December 31, 2005.

Advertising Expenses

Advertising costs will be expensed when and if incurred. The Company has incurred no advertising expenses to date.

Retirement Benefits

The Company has a defined contribution benefit plan. The Company’s contributions are discretionary. For the years ended December 31, 2005 and 2004, the contribution made by Digital Network Alliance amounted to $8,290 and $6,574 and respectively.

Foreign Currency and Comprehensive Income

The accompanying consolidated financial statements are presented in United States (“US”) dollars. The functional currency is the Singapore dollar (“S$”) and Hong Kong dollar (“HK$”). The consolidated financial statements are translated into US dollars from S$ and HK$ at year-end exchange rates for assets and liabilities, and weighted average exchange rates for revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

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

The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

	2005	2004
NUMERATOR FOR BASIC AND DILUTED LPS
Net loss to common stockholders	$ (456,470)	$ (2,141,081)

DENOMINATOR FOR BASIC AND DILUTED LPS
Weighted average shares of common stock outstanding	11,100,000	9,490,000

LPS - Basic and diluted	$ (0.04)	$ (0.23)

The Company had no potentially dilutive securities outstanding at December 31, 2005 and 2004.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification

Depreciation expense included in general and administrative expenses on the statement of operations for the year ended December 31, 2004 have been reclassified. Total depreciation of $7,262 was reclassified to increase cost of goods sold by $4,237 with the remaining $3,025 being stated separately under operating expenses.

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

On March 15, 2005 the Company formed Financial BVI as a 70% owned subsidiary for the purpose of holding Financial HK. Financial HK was formed as a wholly owned subsidiary of Financial BVI on April 1, 2005.

5.

ISSUANCE OF COMMON STOCK

On August 13, 2004, the Company issued 5,724,380 (11,448,760 pre-split) shares of its common stock in exchange for all of the outstanding shares of Digital BVI. Prior to this issuance, the Company amended its Articles of Incorporation to increase authorized common shares from 10,000,000 to 200,000,000.

On August 13, 2004, concurrent with the reverse merger, the Company issued 900,000 (1,800,000 pre-split) shares of its common stock to foreign private investors for $70,513 in cash.

On November 14, 2004, the Company entered into subscription agreements with private investors to sell 100,000 (200,000 pre-split) shares of its common stock at a price per share of $2.00 ($1.00 pre-split). At December 31, 2004 $100,000 of the subscription was collected. The remaining $100,000 was collected in January 2005.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.

ISSUANCE OF COMMON STOCK (Continued)

On October 22, 2004 the Company entered into an agreement to receive consulting services in exchange for 150,000 (300,000 pre-split) common shares of the Company. The agreement completed on December 18, 2004, at which time the Company issued the shares. Management valued the transaction at $2.00 per share ($1.00 pre-split), for an aggregate amount of $300,000. The valuation was based on the most recent sale of the Company’s stock for cash.

On October 22, 2004 the Company entered into an agreement to receive consulting services in exchange for 850,000 (1,700,000 pre-split) common shares of the Company. The agreement completed on December 18, 2004, at which time the Company issued the shares. Management valued the transaction at $2.00 per share ($1.00 pre-split), for an aggregate amount of $1,700,000. The valuation was based on the most recent sale of the Company’s stock for cash.

On September 22, 2005 the Company effected a 1:2 reverse stock split. The Company had 22,200,000 shares of its common stock issued and outstanding prior to the split, and 11,100,000 directly afterward. These financial statements have been retroactively restated to show the effects of the reverse split as if it had occurred at the beginning of the earliest period presented.

6.

MAJOR CUSTOMERS AND SUPPLIERS

During 2005, the Company has a one-time sale agreement to provide satellite installation, the sales for this contract amounted to 30% of total annual sales. Cost of sales amounted to 32% of the annual cost of sales. Gross profit from this sale agreement approximated to 2.2%.

Approximately 70% of the Company’s cost of sales was comprised of services purchased from one major supplier during the year ended December 31, 2005. The loss of this supplier could have an adverse impact on the Company’s ability to provide services to its customers. Management believes that services equal to this vendor’s are readily available and is currently developing relationships with other vendors to mitigate this risk.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.

PLANT AND EQUIPMENT

Plant and equipment consist of the following at December 31:

	2005	2004
Computer equipment	$ 30,193	$ 9,536
Office equipment	1,133	1,133
Network equipment	32,727	32,727
Subtotal	64,053	43,396
Less: accumulated depreciation	(28,006)	(9,302)
Net plant and equipment	$ 36,047	$ 34,094

Total depreciation expense for the years ended December 31, 2005 and 2004 totaled $18,704 and $7,262, of which $10,909 and $4,237 was included in cost of goods sold.

8.

CURRENT PORTION OF LONG-TERM DEBT

On July 30, 2002, the Company’s Singapore Subsidiary entered into a bank loan of $17,045. The loan is secured by the directors’ personal guarantees, bears interest at the rate of 5%, and is repayable in monthly installments of $355. Loan balances at December 31, 2005 and 2004 are $2,900 and $7,682, respectively.

9.

TAXES

As of December 31, 2005 and 2004, the Company incurred tax losses of $423,962 and $60,337, respectively, which are available to offset future taxable income subject to agreement by the Singapore and Hong Kong Comptroller of Income tax. A valuation allowance has been provided for the entire amount of the resulting deferred tax asset, as management is of the opinion that the realization of these benefits from tax loss carryforward is uncertain as it is contingent on the future taxable profitability of the Company.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”. The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company expects that the Statement will have no material impact on its financial statements.

In February 2006, the FASB issued Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. This position addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event, amending paragraphs 32 and A229 of SFAS No. 123 (revised 2004), “Share-Based Payment”. As the Company has not traditionally paid compensation through the issuance of equity securities, no impact is expected on its financial statements.

In October 2005, the FASB issued Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”. This position addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. Management believes that this position has no application to the Company.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The impact on the Company’s operations will depend on future accounting pronouncements or changes in accounting principles.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.

NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management does not believe the adoption of FIN 47 will have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the Company's fiscal years ended December 31, 2005 and December 31, 2004 and any subsequent interim periods, the Company has had no disagreements with its principal independent accountant.

ITEM 8A.

CONTROLS AND PROCEDURES.

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2005, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Directors and Executive Officers

Name	Age	Position

Terence Yap Wing Khai	35	President, CEO and Director

Edward Chan Chi Fai	41	COO and Director

Eppie Wong Yuk Ping	35	CFO and Director

Michael Yap Chee Keong	66	Director

Leslie Terh Chiew Kim	65	Director

David Ho	54	Director

Paul Y.L. Tong	65	Director

Our executive officers are elected annually by the Board of Directors. The directors serve one year terms or until their successors are elected. The directors named herein will serve until the next annual meeting of shareholders following the date of this Prospectus, or until their successors have been appointed.   There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company’s board.   There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company’s affairs.  Terence Yap and Eppie Wong are married, and Michael Yap is the father of Terence Yap.  Other than our executive officers, we currently have no other significant employees.

We have not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole. We anticipate establishing such committees in the near future. During the fiscal year ended December 31, 2005, the Board of Directors held no  formal meetings and took one action by unanimous written consent.

Biographical Information

Terence Yap.  Mr. Yap is President, CEO and a Director of the Company.  He has been affiliated with the Company and its affiliated entities since January 2002, when he co-founded Digital Network Alliance (HK) Ltd.  From April 2000 to December 2002 he was the Director of Business Development for Skyhub Asia Co., Ltd., where he was responsible for the development of partnerships and alliances with various partners in Hong Kong and within the region.  Skyhub Asia’s main line of business was the provision of satellite services within the Asia Pacific region.  From June, 1999 to April, 2000, he was Business Development Manager of MCI WorldCom Asia Pacific, Ltd., where he was part of the business development team in the Asia Pacific region and was involved in mergers and acquisitions of licensed telecommunications companies, building of physical points of presence and negotiations with incumbent telecommunications operators.  MCI WorldCom’s main line of business was the provision of global data communication services.  From June, 1998, to June, 1999, he was distribution manager for Tele Media International H.K. Ltd (TMI), where he was responsible for distribution and sale of the company’s products and services within various countries in the Asia Pacific region.  TMI’s main line of business was the provision of data communication services within Europe and the Asia Pacific region.  From January 1996, to June 1998, he was employed by Hutchison Corporate Access (HK) Ltd., and Hutchison Corporate Access Pte. Ltd (HCA), first as senior market development executive and later as business development manager.  HCA’s main line of business is the provision of satellite data network services within the Asia Pacific region.  From June, 1995, to January, 1996, he was employed by Pacific Century Corporate Access Pte. Ltd. (PCCA), as a project engineer.  PCCA’s main line of business was the provision of satellite data networking services in the Asia Pacific region.  He is the spouse of Eppie Wong, who is the CFO and a Director of the Company.  He has a B.Bus degree from Swinburne University of Technology, Australia and an MBA from The Chinese University of Hong Kong.

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

Eppie Wong.  Ms. Wong is Chief Financial Officer and a Director of the Company.  She has been financial controller of the Company and its affiliated entities since January 2002.  From February 2001 to January 2002, Ms. Wong took time away from employment to care for a newborn infant.  From September 1999 to February 2001 she was assistant manager and projects administrator for New World China Enterprises Projects Limited (Hong Kong), where she was the China investment project manager.  New World China Enterprises’ main line of business was investment and project management of various businesses in China.  She supervised a team which was responsible for performing due diligence on potential investment projects in China and was involved in the negotiation and business planning phases of the projects.   From August 1997 to September 1999 she was employed by Deloitte Touche Tohmatsu (Hong Kong).  Deloitte’s main line of business is the provision of professional accounting services.  From August 1997 to January 1998 she was a staff accountant working within a group performing audit services for clients, and from January 1998 to September 1999 she was a semi-senior accountant with responsibility for planning for several medium to large audit engagements and for various aspects of the audit process, and was also involved in the planning and execution of customer tax plans. From April 1996 to June 1997 she was an audit assistant with Teo Fong & Wong CPA (Singapore).  Teo Fong & Wong’s main line of business is the provision of professional accounting services in Singapore. From January 1995 to February 1996 she was an audit trainee with S.W. Wu & Co CPA’s (Hong Kong).  S.W.Wu & Co.’s main line of business is the provision of professional accounting services in Hong Kong.  In June 1997, she became a provisional member of the Institute of Certified Public Accountants of Singapore. In June 1998, she was admitted to the status of Certified Practising Accountant of the CPA’s of Australia (CPA Australia), and in January 1999 she became a member of the Hong Kong Institute of Certified Public Accountants (HKICPA).  She was advanced to FCPA (HKICPA) in September 2005. She has a B.Bus degree from Swinburne University of Technology, Australia. She is the spouse of Terence Yap.

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

Choi Ying Ming.  Mr Choi is Chief Executive Officer of the Company’s subsidiary, DNA Financial Systems.  Mr. Choi has more than 16 years of experience in the financial information and IT industry.  Prior to joining DNA Financial, Mr. Choi served in various IT management positions in major financial information companies.   From 1997 to 2005, Mr. Choi worked for Moneyline Telerate (formerly Bridge Information Systems) as Director of Customer Operations for Asia Pacific where he was responsible for network operations, helpdesk operations, field services operations, office automation and vendor management.  From 1993 to 1997, Mr. Choi worked for Bloomberg L.P. as Technical Manager for North East Asia, covering all technical aspects in Hong Kong, China, Taiwan, South Korea and Thailand.  He set-up and managed the Bloomberg Network in the region and also installed the first Bloomberg terminal in South Korea, Taiwan, and China.  Mr. Choi graduated from The Hong Kong Polytechnic University on 1988.

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

Directorships

          Terence Yap serves as a director of China Security and Surveillance Technology, Inc., which files reports under the Securities Exchange Act of 1934 as a foreign private issuer.

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

ITEM 10.

EXECUTIVE COMPENSATION.

  The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our officers and directors for all services rendered to the Company in all capacities for the fiscal years ended December 31, 2003, 2004 and 2005.

Name and Principal Position	Year	Salary	Other Compensation

Terence Yap, CEO	2003	$64,800	-0-
	2004	$65,900	-0-
	2005	$72,307	-0-

Edward Chan, COO	2003	$69,600	-0-
	2004	$73,590	-0-
	2005	$80,000	-0-

Eppie Wong, CFO	2003	$27,600	-0-
	2004	$28,700	-0-
	2005	$30,769	-0-

Other than that disclosed above, no compensation was paid during the fiscal year ended December 31, 2005 to any of the officers or directors of the Company to the extent that they were compensated in excess of $100,000.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director.  During the fiscal year ended December 31, 2005, no Director received or accrued any compensation for his services as a Director, including committee participation or special assignments.

The Company has no written employment agreements with any of its officers or directors. As of December 31, 2005, the Company has no plans or arrangements with respect to remuneration received or that may be received by executive officers of the Company in order to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $100,000 per executive officer.

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

Name and Address	Number of Shares Beneficially Owned	Percent of Class

Terence Yap (1) 1/F Xiu Ping Commercial Building 104 Jervois Street Sheung Wan Hong Kong	4,665,006 (2)	42.03%

Edward Chan (1) Flat E, 40/F, Block 8 Riviera Garden Tsuen Wan, N.T. Hong Kong	1,076,462	9.70%

Eppie Wong (1) 1/F Xiu Ping Commercial Building 104 Jervois Street Sheung Wan Hong Kong	254	0%

Michael Yap (1) 1/F Xiu Ping Commercial Building 104 Jervois Street Sheung Wan Hong Kong	922,777	8.31%

Strong Win Limited, a BVI corporation 1/F Xiu Ping Commercial Building 104 Jervois Street Sheung Wan Hong Kong	3,588,544	32.33%

Leslie Terh Chiew Kim (1) 1 Marine Vista, #15-81 Neptune Court S449025 Singapore	0	0%

David Ho (1) Unit 1605-1616, 16/F The Metropolis, Tower 10 Metropolis Drive, Hong Hum Kowloon, Hong Kong	0	0%

Paul Y.L. Tong (1) 29/F, New World Tower 16-18 Queen’s Road Central Hong Kong	0	0%

All officers and directors as a group (7 in number)	6,664,499(3)	60.04%

(1) The person named is an officer, director, or both.

(2) Includes 3,588,544 shares owned by Strong Win Limited, a British Virgin Islands corporation, of which Mr. Yap, who is a 50% owner of Strong Win Limited, may be deemed to be the beneficial owner.

(3) Includes 3,588,544 shares owned by Strong Win Limited. Strong Win Limited is 50% owned by Terence Yap and 50% owned by Eppie Wong, who are married.  For purposes of this table, Terence Yap has been deemed to be the beneficial owner of the shares owned by Strong Win Limited because he has investment power as well as the right to vote or direct the voting of such shares.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 2004, Strong Win Limited, a BVI corporation, purchased 3,038,058 (6,076,116 pre-split) shares of the Company’s common stock for a purchase price of $50,000, or approximately $0.016 per share.  Terence Yap and Eppie Wong are the beneficial owners of Strong Win Limited, and as a result of this transaction, acquired beneficial ownership of 3,038,058 (6,076,116 pre-split) shares of the Company’s common stock at the price of approximately $0.016 per share.

The four selling shareholders, Equity Investors, Inc., Ambassador Capital Group, Inc., Glenn Little and Mid-Continental Securities Corp., who sold a total of 3,038,058 (6,076,116 pre-split) shares of the Company to Strong Win Limited in the change of control transaction described above, may be considered to be promoters of the Company.  They each acquired their shares in the Company for cash at a price of $0.002 per share, and sold their shares in the change of control transaction for a total of $50,000, or approximately $0.016 per share.

Terence Yap and Edward Chan formed DNA Singapore and DNA Hong Kong in October and November 2001, respectively, and acquired shares in those entities. In March 2002, they formed DNA Network Alliance Holdings Pte., Ltd., a Singapore corporation as a holding company for DNA Singapore and DNA Hong Kong. In June, 2004, they formed Digital BVI to replace Digital Network Alliance Holdings Pte., Ltd.  as a holding company for DNA Singapore and DNA Hong Kong, and transferred the shares in DNA Singapore and DNA Hong Kong to Digital BVI.    As a result of these transactions, Terence Yap, Edward Chan, Eppie Wong and

Michael Yap each acquired their shares in Digital BVI in June 2004 at a cost of approximately $1.00 per share.  In the share exchange transaction between the Company and Digital BVI completed in August, 2004, the shareholders of Digital BVI exchanged their shares in that company for a total of 5,724,380 (11,448,760 pre-split) shares in the Company (based on an exchange ratio of approximately 572.4:1) As a result, each of these officers and directors acquired a portion of their shares in the Company at a cost of approximately $0.002 per share.

In November 2004, the Company issued a total of 1,000,000 (2,000,000 pre-split) shares to two consultants pursuant to a registration statement on Form S-8.  For purposes of the registration statement on Form S-8, the shares were valued at a price of $0.20 ($0.10 pre-split) per share, but were valued at $2.00 per share in the financial statements to reflect the value of the most recent sales of stock for cash.  A total of 150,000 shares (300,000 pre-split) were issued to Mr. Mark Anthony for services related to business strategy, marketing and pricing matters.  Mr. Anthony has experience and a significant number of contacts in the brokerage and financial public relations industries in the U.S, and, prior to the July, 2004, change of control transaction described above, was one of the principal shareholders of the Company.  He travels frequently to the Asia Pacific region and has substantial experience in advising emerging growth companies with operations in China and the Asia Pacific region.    He will act as a liaison between the Company and potential market makers and financial public relations firms, and will assist in establishing a financial public relations/investor relations program for the Company, as well as providing strategic planning services and assistance in evaluation, structuring, negotiation and closing of potential business acquisitions.   A total of 850,000 (1,700,000 pre-split) shares were issued to Mr. Wai Hon Chiu for services related to developing and improving the Company’s existing telecommunications technology and delivery in the Asia Pacific region and development of the Company’s business particularly in China.  Mr. Chiu has more than 10 years experience in technology-related businesses in China. Subsequent to the issuance of the 1,000,000 (2,000,000 pre-split) shares pursuant to the S-8 registration statement, the Company entered into an agreement with the consultants to place stop transfer restrictions on the shares.  The stop transfer restrictions on the shares are not imposed pursuant to any rules or regulations.  They are contractual and are to be enforced by the Company.

As of the date of this report, the holders of such shares have satisfied the minimum one-year holding period under Rule 144.  Accordingly, the holders of such shares may currently be eligible to sell such shares in reliance upon the provisions of Rule 144

In accordance with such stop transfer restrictions, these shares will be treated as “restricted securities” for purposes of resale, and will be required to be resold in transactions under Rule 144.

In April 2005, DNA Financial Systems (HK) Ltd., was formed.  DNA Financial Systems (HK) Ltd., is owned by Digital Financial Systems (BVI), Inc., which is our 70% owned subsidiary.   Ownership of the remaining 30% of Digital Financial Systems (BVI), Inc., s split between  Choi Ying Ming, who is the Chief Executive Officer of DNA Financial, and EFO Co., Ltd., a Hong Kong corporation.  Mr. Choi is not involved with EFO Co., Ltd., and is not an officer, director or shareholder of that company.

DNA Financial has a contract with EFO Co., Ltd., pursuant to which it provides the technology for the services offered by DNA Financial in return for a license fee.  The technology includes real-time stock market data feeds as well as all necessary technical planning and software development support.

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

10.1

Supplemental Agreement dated November 29, 2004 between China Digital satNet Limited (“CSN”) and Digital Network Alliance (HK) Limited (“DNA”) and supplemental to the Service Agreement No. CSN/BUS/TRA/03/C007 (“the Service Agreement”) (herein incorporated by reference from Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on 5/31/2005).

10.2

Master Services Contract Between Parkview (Suites) Limited and Digital Network Alliance (HK) Limited, dated April 16, 2002 (herein incorporated by reference from Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on 5/31/2005).

10.3

Service Partnership Agreement between Pt. Circlecom Nusantara Indonesia and Digital Network Alliance (S) Pte., Ltd., dated December 1, 2001(herein incorporated by reference from Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on 5/31/2005).

21.1

Digital Network Alliance Holdings, Inc., incorporated in British Virgin Islands (herein incorporated by reference from Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005).

21.2

Digital Network Alliance Pte Ltd., a Singapore corporation (herein incorporated by reference from Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005).

21.3

Digital Network Alliance Ltd., a Hong Kong corporation (herein incorporated by reference from Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005).

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

32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC, and its predecessor Child, Sullivan and Company for audit of the Company’s annual financial statements were $18,000 for the fiscal year ended December 31, 2005, and $15,000 for the fiscal year ended December 31, 2004. The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC, and its predecessor, Child, Sullivan and Company for review of the Company’s financial statements included in its quarterly reports on Form 10-QSB were $1,500 during the period ended December 31, 2005 and $750 during the period ended December 31, 2004.

(2) Child, Sullivan and Company did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ending December 31, 2005 or December 31, 2004

Tax Fees

(3) The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC, and its predecessor Child, Sullivan and Company for tax compliance, tax advice and tax planning were $0 for the fiscal year ended 2005 and $0 for the fiscal year ended 2004.

All Other Fees

(4) Child, Sullivan and Company did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2005 and 2004.

Audit Committee’s Pre-approval policies and procedures

We have not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole. We anticipate establishing such committees in the near future.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2006.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
(Registrant)

By: /s/ Terence Yap, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Terence Yap, President and Director

Date:  March 31, 2006

/s/ Eppie Wong, Chief Financial Officer and Director

Date:  March 31, 2006

/s/ Edward Chan, Chief Operations Officer and Director

Date:  March 31, 2006

/s/ Michael Yap, Director

Date:  March 31, 2006

/s/ Leslie Ter Chiew Kim

Date:  March 31, 2006

49