Form 10QSB/A
period 2005-03-31
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2006-04-17
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

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

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No .X

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

EXPLANATORY NOTE

We are filing this Form 10-QSB/A for the period ended March 31, 2005, to reflect the restatement of our Unaudited Condensed Consolidated Financial Statements for that period. As described below in Note 4 to our Unaudited Condensed Consolidated Financial Statements, subsequent to the publication of the 2004 financial statements management revised its estimates of certain asset and liability valuations and the provision of the deferred revenue which had a material impact on the 2004 and 2005 first quarter results of operations of the Company, and consequently, the balance sheet as of December 31, 2004 and March 31, 2005. These financial statements have been restated to reflect those revised estimates.

Any items included in the original report on Form 10-QSB for the period ended March 31, 2005, that are not included herein, are not amended and remain in effect as of the date of the original filing thereof.  Additionally, this Form 10-QSB does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

The filing of this Form 10-QSB/A shall not be deemed to be an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement contained therein not misleading.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The restated unaudited financial statements of registrant for the three months ended March 31, 2005, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

RESTATED UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
	31-Mar-05	31-Dec-04
	(Unaudited)	Audited
	(restated)
	USD	USD
ASSETS
Current assets
Cash and cash equivalents	$ 24,780	$ 71,343
Trade accounts receivable	925,084	151,400
Stock subscription receivable	0	100,000
Installation in progress	350,000	0
Prepaid expenses and other assets	39,149	105,666
Total current assets	1,339,013	428,409
Plant and equipment, net	31,603	34,094
Total assets	$ 1,370,616	$ 462,503

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Trade accounts payable	$ 746,748	$ 236,292
Accrued expenses	5,378	44,141
Deposits	90,549	81,994
Shareholders' loans	11,779	0
Deferred revenue	500,000	0
Current portion of long-term debt	4,573	4,573
Total current liabilities	1,359,027	367,000

Long-term debt, less current portion	1,966	3,109

Stockholders' Equity
Common stock - Par value $.001; authorized 200,000,000
shares authorized, 11,100,000 shares
issued and outstanding	11,100	11,100
Additional paid in capital	2,282,140	2,282,140
Retained deficit	(2,284,255)	(2,201,484)
Accumulated other comprehensive income	638	638

Total Stockholders' Equity	9,623	92,394

Total Liabilities and Stockholders' Equity	$ 1,370,616	$ 462,503

See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
STATEMENT OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
	(restated)
	USD	USD

Sales revenues	$ 604,454	$ 322,408

Cost of goods sold	546,546	302,688

Gross profit	57,908	19,720

General and administrative expenses	145,280	76,626

Net operating loss	(87,372)	(56,906)

Other income
Interest expense	(121)	(924)
Other	4,722	1,641
Total other income	4,601	717

Net loss before income tax	(82,771)	(56,189)

Provision for income taxes	-	-

Net loss	$ (82,771)	$ (56,189)

Net loss per common stock	$ (0.00746)	$ (0.00617)

Weighted average common stock outstanding	11,100,000	9,100,000

 See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL. INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)
	USD	USD
Operating activities:
Net loss	$ (82,771)	$ (56,189)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation, depletion and amortization	4,110	107
Change in operating assets and liabilities
Trade accounts receivable	(773,684)	(39,875)
Prepaid expenses and other assets	66,517	83,466
Stock subscription receivables	100,000	0
Installation in progress	(350,000)	0
Trade accounts payable	510,456	(8,069)
Accrued expenses	(38,763)	(11,010)
Deposits	8,555	3,950
Deferred revenue	500,000

Net cash used in operating activities	(55,580)	(27,620)

Investing activities:
Capital expenditures, including:
Purchase of plant and equipment, net	(1,619)	(2,789)

Net cash used in investing activities	(1,619)	(2,789)

Financing activities:
Proceeds from shareholders' loans	11,779	1,980
Repayment from long-term debt	(1,143)	(338)
Net cash provided by financing activities	10,636	1,642

Net change in cash and cash equivalents	(46,563)	(28,767)

Cash and cash equivalents, beginning of period	71,343	64,523

Cash and cash equivalent, end of period	$ 24,780	$ 35,756

Cash paid for interest	$ 241	$ 241
Cash paid for income taxes	$ 0	$ 0

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

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. At March 31, 2005 the allowance for doubtful accounts totaled $2,834.

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

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.

RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the publication of the 2004 financial statements management revised its estimates of certain asset and liability valuations and the provision of the deferred revenue which had a material impact on the 2004 and 2005 first quarter results of operations of the Company, and consequently, the balance sheet as of December 31, 2004 and March 31, 2005. These financial statements have been restated to reflect those revised estimates, details of which can be found in the restated financial statements as filed in the revised Form 10-KSB of the Company. Consequent to these adjustments, total assets of the Company were increased by $310,820, total liabilities were increased by $493,485, paid in capital was increased by $2,002,066, and accumulated deficit was increased by $2,184,731.   Sales revenues were decreased by $500,000, cost of goods sold were decreased by $350,000, and the Company has incurred a net loss of $82,771 instead of a net profit of $67,229.

5.

SUBSEQUENT EVENT

On September 22, 2005 the Company effected a 1:2 reverse stock split. The Company had 22,200,000 shares of its common stock issued and outstanding prior to the split, and 11,100,000 directly afterward. These financial statements have been retroactively restated to show the effects of the reverse split as if it had occurred at beginning of the earliest period presented.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as “forward-looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,”  “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement.  Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. We caution you not to place undue reliance on these forward-looking statements.  Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

Our plan of operations for 2005 includes maintenance of our existing operations, and to the extent possible, expansion and improvement of our existing operations as well as commencement of new operations.  The extent to which we will be able to expand and improve existing operations and commence new operations will be dependent to a large extent on the availability of working capital either from our pending stock offering, or from other sources.  Since there is no assurance that the public offering will be successful, or that working capital will be available to us from other sources, there is also no assurance regarding the extent to which we will be able to implement our plan of operations within the foreseeable future.

The Company does not directly carry on any business activities.  All of our business operations are carried on through two operating subsidiaries.  The operating subsidiaries are Digital Network Alliance (S) Pte Ltd., a Singapore corporation (“DNA Singapore”) and Digital Network Alliance (HK) Ltd., a Hong Kong corporation (“DNA Hong Kong”),   DNA Singapore and DNA Hong Kong perform identical business activities of providing satellite Internet connections to customers in the Asia Pacific Region, and providing managed broadband services to commercial office buildings and apartment buildings in Hong Kong and Singapore. DNA Singapore manages business activities in Singapore and Indonesia.  DNA Honk Kong conducts and manages the business activities in Honk Kong, Mongolia, Bangladesh and Pakistan.

The following discussion concerning the results of operation, liquidity and capital resources of Digital Network Alliance International, Inc. (the “Company”), is based solely upon the business operations that are carried on by the Company’s operating subsidiaries for the three-month interim periods ended March 31, 2005 and 2004.  Subsequent to the end of the quarter, on April 1, 2005, the Company formed a DNA Financial Systems (HK) Ltd., a Hong Kong corporation (“DNA Financial”), as a third operating subsidiary.  However, since it was formed after the end of the quarter it is not included in the following discussion of the results of operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2004

Net sales for period ended March 31, 2005 and March 31, 2004 were $604,454 and $322,408 respectively.  This increase of $282,046 or approximately 87% was the result of greater sales due to the new voice termination business in HK and new managed network services in Indonesia, which includes, managed broadband services and network build out and system integration.

Cost of goods sold for the month ended March 31, 2005 was $546,546 compared to $302,688 in the same period of 2004, the increase of $243,858 or 81% was the result of setting up initial development cost of new voice termination business and the setting up managed network services in Indonesia.

Gross profit increased to $57,908 from $19,720 for the three months ended March 31, 2005 and March 31, 2004 respectively.  The rise of $38,188 was the result of increased demand for our new managed broadband services in Indonesia during the period.

The gross margin percentage has shown an increase of 3.5% from March 31, 2005 to March 31, 2004. The increase in gross margin reflects the well controlled cost in satellite business and the increased profit margin in the new managed broadband business in the Asia Pacific market.

General and administration expenses for the period ended March 31, 2005 totaled $145,280, compared to $76,626 in the same period ended 2004.  The increase of $68,654or 90% was due to the continued professional costs for the reverse takeover, the increase in personnel costs for additional staff and the frequent business trips for the exploration and expansion of our new business.

Net loss before tax for the periods ended March 31, 2005 and March 31, 2004 were $(82,771) and $(56,189) respectively.  The increase of $26,582 loss was mainly due to the increase in the increase in general and administrative expenses as explained above.

LIQUIDITY AND CAPITAL RESOURCES

For the period ended March 31, 2005, the Company balance sheet reflects current assets of $1,339,013, total assets of $1,370,616 total current liabilities of $1,359,027 and shareholder’s equity of $9,623.  As of December 31, 2004, the Company’s balance sheet reflects current assets of $428,409, total assets of $462,503, total current liabilities of $367,000 and shareholder’s equity of $92,394.  The slightly decrease in liquidity from 1.17 to 0.99 was the result of our net loss with no corresponding increase in long-term or equity financing.

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

ITEM 3.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objective of timely alerting them to material information required to be included in our periodic SEC reports.

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

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

/s/ Terence Yap, President and Director

Date:

April 17, 2006

/s/ Eppie Wong, Chief Financial Officer and Director

Date:

April 17, 2006

/s/ Edward Chan, Chief Operations Officer and Director

Date:

April 17, 2006

/s/ Michael Yap, Director

Date:

April 17, 2006

/s/ Leslie Ter Chiew Kim

Date:

April 17, 2006