Form 10QSB/A
period 2005-06-30
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2006-04-17
CIK 1116204

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

EXPLANATORY NOTE

We are filing this Form 10-QSB/A for the period ended June 30, 2005, to reflect the restatement of our Unaudited Condensed Consolidated Financial Statements for that period. As described below in Note 4 to our Unaudited Condensed Consolidated Financial Statements, subsequent to the publication of the 2004 financial statements and the deferred revenue and installation for the first half year, management revised its estimates of certain asset and liability valuations which had a material impact on the 2004 results of operations of the Company, and consequently, the balance sheet as of December 31, 2004 and June 30, 2005. These financial statements have been restated to reflect those revised estimates.

Any items included in the original report on Form 10-QSB for the period ended June 30, 2005, that are not included herein, are not amended and remain in effect as of the date of the original filing thereof.  Additionally, this Form 10-QSB does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

The filing of this Form 10-QSB/A shall not be deemed to be an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement contained therein not misleading.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The restated unaudited financial statements of registrant for the six months ended June 30, 2005, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

RESTATED UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2005

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	30-Jun-05	31-Dec-04
	(Unaudited)	Audited
	(restated)
	USD	USD
ASSETS
Current assets
Cash and cash equivalents	$ 52,892	$ 71,343
Trade accounts receivable	898,976	151,400
Stock subscription receivable	0	100,000
Installation in progress	350,000	0
Prepaid expenses and other assets	36,022	105,666
Total current assets	1,337,890	428,409
Plant and equipment, net	32,289	34,094
Total assets	$ 1,370,179	$ 462,503

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Trade accounts payable	$ 906,059	$ 236,292
Accrued expenses	5,381	44,141
Deposits	54,956	81,994
Deferred revenue	500,000	0
Current portion of long-term debt	4,573	4,573
Total current liabilities	1,470,969	367,000

Long-term debt, less current portion	823	3,109

Stockholders' Equity (Deficit)
Common stock - Par value $.001; authorized 200,000,000
shares authorized, 11,100,000 shares
issued and outstanding	11,100	11,100
Additional paid in capital	2,282,140	2,282,140
Retained Deficit	(2,395,491)	(2,201,484)
Accumulated other comprehensive income	638	638

Total Stockholders' Equity (Deficit)	(101,613)	92,394

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,370,179	$ 462,503

See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30
	2005	2004
	(Unaudited)	(Unaudited)
	(Restated)
	USD	USD

Sales revenues	$ 427,278	$ 245,385

Cost of goods sold	408,276	150,015

Gross profit	19,002	95,370

General and administrative expenses	140,124	59,802

Operating profit (loss)	(121,122)	35,568

Other income (expense)
Interest expense	(120)	0
Other income	10,006	17,142
Total other income (expense)	9,886	17,142

Income (loss) before income tax	(111,236)	52,710

Provision for income taxes	-	-

Net income (loss) for the period	$ (111,236)	$ 52,710

Net income (loss) per common share	$ (0.01002)	$ 0.00579

Weighted average common shares outstanding	11,100,000	9,100,000

 See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30
	2005	2004
	(Unaudited)	(Unaudited)
	(Restated)
	USD	USD

Sales revenues	$ 1,031,732	$ 567,793

Cost of goods sold	954,822	452,703

Gross profit	76,910	115,090

General and administrative expenses	285,404	137,111

Operating loss	(208,494)	(22,021)

Other income (expense)
Interest expense	(241)	(241)
Other	14,728	18,783
Total other income (expense)	14,487	18,542

Loss before income tax	(194,007)	(3,479)

Provision for income taxes	-	-

Net loss for the period	$ (194,007)	$ (3,479)

Net loss per common share	$ (0.01748)	$ (0.00038)

Weighted average common shares outstanding	11,100,000	9,100,000

See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
	(Restated)
	USD	USD
Operating activities:
Net loss	$ (194,007)	$ (3,479)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	7,004	6,845
Stock subscription collected	100,000	0
Changes in operating assets and liabilities:
Trade accounts receivable	(747,576)	(42,379)
Prepaid expenses and other assets	69,644	83,756
Installation in progress	(350,000)	0
Trade accounts payable	669,767	(74,392)
Accrued expenses	(38,760)	3,600
Deposits	(27,038)	2,258
Deferred revenue	500,000	0

Net cash used in operating activities	(10,966)	(23,791)

Investing activities:

Purchase of fixed assets	(5,199)	(23,224)

Net cash used in investing activities	(5,199)	(23,224)

Financing activities:

Principal payments on long-term debt	(2,286)	(1,482)
Payments on shareholders' loans	0	(7,166)
Net cash used in financing activities	(2,286)	(8,648)

Decrease in cash and cash equivalents	(18,451)	(55,663)

Cash and cash equivalents, beginning of period	71,343	64,523

Cash and cash equivalents, end of period	$ 52,892	$ 8,860

Cash paid for interest	$ 241	$ 241
Cash paid for income taxes	$ 0	$ 0

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

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. At June 30, 2005 the allowance for doubtful accounts totaled $2,834.

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

During the six months ended June 30, 2005 the Company recognized revenue of $712,000 for the performance of a one time equipment installation in Indonesia. The Company has no ongoing obligation to perform services in regard to this installation, and no continuing services will be contracted separately.

Advertising Expenses

Advertising costs will be expensed when and if incurred. The Company has incurred no advertising expenses to date.

Retirement Benefits

The Company has a defined contribution benefit plan. The Company’s contributions are discretionary. For the period ended June 30, 2005, the contribution made by Digital Network Alliance amounted to $3,251.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

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

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.

RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the publication of the 2004 financial statements and the deferred revenue and installation for the first half year, management revised its estimates of certain asset and liability valuations which had a material impact on the 2004 results of operations of the Company, and consequently, the balance sheet as of December 31, 2004 and June 30, 2005. These financial statements have been restated to reflect those revised estimates, details of which can be found in the restated financial statements as filed in the revised Form 10-KSB of the Company. Consequent to these adjustments, total assets of the Company as of June 30, 2005 were increased by $347,166, total liabilities were increased by $500,000, paid in capital was increased by $2,002,066, and accumulated deficit was increased by $2,159,409.  Adjustments were made to the results of operations for the period ended June 30, 2005 to eliminate 2004 expenses previously reported in 2005.

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

The Company does not directly carry on any business activities.  All of our business operations are carried on through three operating subsidiaries.  The operating subsidiaries are Digital Network Alliance (S) Pte Ltd., a Singapore corporation (“DNA Singapore”), Digital Network Alliance (HK) Ltd., a Hong Kong corporation (“DNA Hong Kong”), and DNA Financial Systems (HK) Ltd., a Hong Kong corporation (“DNA Financial”).  DNA Financial provides real-time online financial data solutions in Hong Kong.  DNA Singapore and DNA Hong Kong perform identical business activities of providing satellite Internet connections to customers in the Asia

Pacific Region, and providing managed broadband services to commercial office buildings and apartment buildings in Hong Kong and Singapore. DNA Singapore manages business activities in Singapore and Indonesia.  DNA Honk Kong conducts and manages the business activities in Honk Kong, Mongolia, Bangladesh and Pakistan.

The following discussion concerning the results of operations, liquidity and capital resources of Digital Network Alliance International, Inc. (the “Company”), is based solely upon the business operations that are carried on by the Company’s operating subsidiaries for the six-month interim periods ended June 30, 2005 and 2004.  However,  DNA Financial was incorporated in Hong Kong on April 1, 2005, and revenues received to date from its operations have not been significant. Therefore, the results of operations of DNA Financial are not included in the following discussion regarding our Results of Operations.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2004

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2004

Net sales for the three months ended June 30, 2005 were $1,031,732 as compared to $567,793 for the six months ended June 30, 2004.  The increase of $463,939, or approximately 82% was primarily attributable to the fact that we received substantial revenues in 2005 from new services which were not offered in 2004.  Our new services include voice termination services in Hong Kong, from which we received revenues of approximately $101,594 during the six months ended June 30, 2005.  We first began providing voice termination services during the fourth quarter of 2004, and we added a substantial number of new customers during the first and second quarters of 2005.  The other new service, from which substantial revenues of approximately $212,000 were generated during the first quarter of 2005, is new managed network services in Indonesia.  These managed network services include managed broadband services and network build out and system integration services which were provided to new customers in Jakarta, Indonesia.  There is also an increase in our satellite service  in the amount of $150,344.  We had more customers in Pakistan during the six months of 2005.

Cost of goods sold for the six months ended June 30, 2005 was $954,822 compared to $452,703  for the same period of 2004.  The increase of $502,119 or 111% was the result of initial set up costs for the new voice termination business and initial set up costs for the managed network services in Indonesia, which included building base stations in Jakarta.

Gross profit decreased from $115,090 for the six months ended June 30, 2004 to $76,910 for the six months ended June 30, 2005.  The decrease in gross profit reflects the increased cost in the new managed broadband business in the Asia Pacific market.

Total operating expenses for the period ended June 30, 2005 totaled $285,404 compared to $137,111 for the same period ended 2004.  The increase of $148,293 or 108% was primarily attributable to: (i) Salary expenses, due to the additional hiring of staff and related expensed, increased by approximately $73,133; (ii) professional fees, incurred in the course of the reverse takeover, increased by approximately $57,834; (iii) traveling expenses, related to sales and business development in the region, increase by $17,326.

Net loss before tax for the period ended June 30, 2005 was $(194,007) as compared to a net loss of $(3,479) for the period ended June 30, 2004.  The increased loss is primarily due to recurring operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

For the period ended June 30, 2005, the Company’s balance sheet reflects current assets of $1,337,890 and total current liabilities of $1,470,969 as compared to current assets of $428,409 and current liabilities of $367,000 as of December 31, 2004.  These changes reflect a slight decrease in our liquidity ratio from 1.17 as of December 31, 2004 to 0.91 as of June 30, 2005.

As a result of the deferred revenue and the installation in progress for one of our project during the first half of 2005, both our trade accounts receivable and our trade accounts payable increased substantially during the period.  Our trade accounts receivable increased from $151,400 as of December 31, 2004, to $898,976 as of June 30, 2005, an increase of $747,576, or approximately 494%, while our trade accounts payable increased from $236,292 as of December 31, 2004 to $906,059 as of June 30, 2005, an increase of $669,767, or approximately 283%.

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

.

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

/s/ Leslie Ter Chiew Kim, Director

Date:

April 17, 2006