Form 10QSB/A
period 2005-09-30
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2006-04-17
CIK 1116204

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

INDEX

PART 1 - FINANCIAL INFORMATION

4

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

4

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

18

OVERVIEW

18

ITEM 3.

 CONTROLS AND PROCEDURES

20

PART II - OTHER INFORMATION

21

ITEM 1.

LEGAL PROCEEDINGS

21

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

21

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

21

ITEM 5.

OTHER INFORMATION

21

ITEM 6.

EXHIBITS

21

EXPLANATORY NOTE

We are filing this Form 10-QSB/A for the period ended September 30, 2005, to reflect the restatement of our Unaudited Condensed Consolidated Financial Statements for that period. As described below in Note 4 to our Unaudited Condensed Consolidated Financial Statements, subsequent to the deferred revenue and installation in progress in 2005, management revised its estimates of certain asset and liability valuations. These financial statements have been restated to reflect those revised estimates.

Any items included in the original report on Form 10-QSB for the period ended September  30, 2005, that are not included herein, are not amended and remain in effect as of the date of the original filing thereof.  Additionally, this Form 10-QSB does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

The filing of this Form 10-QSB/A shall not be deemed to be an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement contained therein not misleading.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The restated unaudited financial statements of registrant for the nine months ended September 30, 2005, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

RESTATED UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

CONTENTS

PAGES
Consolidated balance sheets	7 - 8
Consolidated statements of operations	9 – 10
Consolidated statements of cash flows	11 – 12
Notes to unaudited consolidated financial statements	13 - 17

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	30-Sep-05	31-Dec-04
	(Unaudited)	Audited
	(restated)
	USD	USD
ASSETS
Current assets
Cash and cash equivalents	$ 43,803	$ 71,343
Trade accounts receivable	947,935	151,400
Stock subscription receivable	0	100,000
Installation in progress	350,000	0
Prepaid expenses and other assets	108,879	105,666
Total current assets	1,450,617	428,409
Plant and equipment, net	26,838	34,094
Total assets	$ 1,477,455	$ 462,503

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Trade accounts payable	$ 1,024,337	$ 236,292
Accrued expenses	39,219	44,141
Deposits	51,017	81,994
Deferred revenue	500,000
Current portion of long-term debt	4,633	4,573
Total current liabilities	1,619,206	367,000

Long-term debt, less current portion	0	3,109

Stockholders' Equity (Deficit)
Common stock - Par value $.001; authorized 200,000,000
shares authorized, 11,100,000 shares
issued and outstanding	11,100	11,100
Additional paid in capital	2,282,140	2,282,140
Retained Deficit	(2,435,629)	(2,201,484)
Accumulated other comprehensive income	638	638

Total Stockholders' Equity (Deficit)	(141,751)	92,394

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,477,455	$ 462,503

See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
	(restated)
	USD	USD

Sales revenues	$ 389,168	$ 309,049

Cost of goods sold	344,649	250,317

Gross profit	44,519	58,732

General and administrative expenses	87,840	65,479

Operating loss	(43,321)	(6,747)

Other income (expense)
Interest income	61	0
Other	3,122	259
Total other income (expense)	3,183	259

Loss before income tax	(40,138)	(6,488)

Provision for income taxes	-	-

Net loss for the period	$ (40,138)	$ (6,488)

Net loss per common share	$ (0.00362)	$ (0.00068)

Weighted average common shares outstanding	11,100,000	9,559,800

See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
	(restated)
	USD	USD

Sales revenues	$ 1,420,900	$ 893,597

Cost of goods sold	1,299,471	711,269

Gross profit	121,429	182,328

General and administrative expenses	373,244	205,593

Operating loss	(251,815)	(23,265)

Other income (expense)
Interest expense	(180)	(241)
Other	17,850	4,335
Total other income (expense)	17,670	4,094

Loss before income tax	(234,145)	(19,171)

Provision for income taxes	-	-

Net loss for the period	$ (234,145)	$ (19,171)

Net loss per common share	$ (0.02109)	$ (0.00207)

Weighted average common shares outstanding	11,100,000	9,254,400

 See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
	(restated)
	USD	USD
Operating activities:
Net loss	$ (234,145)	$ (19,171)

Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	12,455	1,823
Stock subscription collected	100,000	0
Changes in operating liabilities and assets:
Trade accounts receivable	(796,535)	(28,174)
Prepaid expenses and other assets	(3,213)	83,831
Installation in progress	(350,000)	0
Trade accounts payable	788,045	(39,775)
Accrued expenses	(4,922)	(3,050)
Deposits	(30,977)	9,770
Shareholder loan payable	0	(20,350)
Deferred revenue	500,000	0
Related party payable	0	17,045

Net cash used in operating activities	(19,292)	1,949

Cash flows from investing activities

Purchase of fixed assets	(5,199)	(44,238)

Net cash used in investing activities	(5,199)	(44,238)

Financing activities:
Principal payments on long-term debt	(3,049)	(3,197)
Net Cash used in financing activities	(3,049)	(3,197)

Effect of rate changes on cash	0	5,320
Decrease in cash and cash equivalents	(27,540)	(40,166)

Cash and cash equivalents, beginning of period	71,343	64,523
Cash and cash equivalent, end of period	$ 43,803	$ 24,357
Cash paid for interest	$ 181	$ 241

Cash paid for income taxes	$ 0	$ 0

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

2.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include those of the Company and its wholly owned subsidiaries; Digital BVI, Digital Network Alliance (S) Pte Ltd (Digital S) and Digital Network Alliance (HK) Limited (Digital HK), as well as its 70% owned subsidiary DNA Financial Systems (HK) Limited (DNA Financial). Digital BVI incorporated in British Virgin Islands on June 4, 2004, Digital S incorporated in the Republic of Singapore on October 19, 2001, Digital HK incorporated in Hong Kong on November 12, 2001, and DNA Financial incorporated in Hong Kong on April 1, 2005. The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and have been retroactively restated to give effect to the recapitalization due to a reverse merger consummated on August 13, 2004. This basis differs from that used in the statutory accounts of the Company, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in Singapore and Hong Kong. All necessary intercompany transactions and balances have been eliminated in consolidation, and all necessary adjustments have been made to present the consolidated financial statements in accordance with US GAAP.

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

During the nine months ended September 30, 2005 the Company recognized revenue of $712,000 for the performance of a one time equipment installation in Indonesia. The Company has no ongoing obligation to perform services in regard to this installation, and no continuing services will be contracted separately.

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

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.

RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the deferred revenue and installation in progress in 2005, management revised its estimates of certain asset and liability valuations. These financial statements have been restated to reflect those revised estimates, details of which can be found in the restated financial statements as filed in the revised Form 10-KSB of the Company. Consequent to these adjustments, total assets of the Company were increased by $350,000, total liabilities were increased by $500,000, and accumulated deficit was increased by $150,000. Adjustments were made to the results of operations for the period ended September 30, 2005 to disclose deferred revenue in 2005.

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

The following discussion concerning the results of operations, liquidity and capital resources of Digital Network Alliance International, Inc. (the “Company”), is based solely upon the business operations that are carried on by the Company’s operating subsidiaries for the nine-month interim periods ended September 30, 2005 and 2004.  However, DNA Financial was incorporated in Hong Kong on April 1, 2005, and revenues received to date from its operations have not been significant. Therefore, the results of operations of DNA Financial are not included in the following discussion regarding our Results of Operations.

The following discussion concerning the results of operations, liquidity and capital resources of Digital Network Alliance International, Inc. (the “Company”), is based solely upon the business operations that are carried on by the Company’s operating subsidiaries for the nine-month interim periods ended September 30, 2005 and 2004.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2004

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2004

Net sales for the nine months ended September 30, 2005 were $1,420,900 as compared to $893,597 for the nine months ended September 30, 2004.  The increase of $527,303, or approximately 59%, was primarily attributable to the fact that we received substantial revenues in 2005 from new services which were not offered in the 2004.  Our new services include voice termination services in Hong Kong, from which we received revenues of approximately $158,721 during the nine months ended September 30, 2005.  We first began providing voice termination services during the fourth quarter of 2004, and we added a substantial number of new customers during the first and second quarters of 2005.  The other new service, from which substantial revenues of approximately $212,000 were generated during the first quarter of 2005, is new managed network services in Indonesia.  These managed network services include managed broadband services and network build out and system integration services which were provided to new customers in Jakarta, Indonesia.  There is also an increase in our satellite services in the amount of $156,582.  We have more customers in Pakistan during the nine months of 2005.

Cost of goods sold for the nine months ended September 30, 2005 was $1,299,471 compared to $711,269 for the same period of 2004.  The increase of $588,202 or 83% was the result of initial set up costs for the new voice termination business and initial set up costs for the managed network services in Indonesia.

Gross profit decreased from $182,328 for the nine months ended September 30, 2004 to

$121,429 for the nine months ended September 30, 2005.  The decrease in gross profit reflects the increased cost of sales, i.e., the initial set up costs for the new managed broadband business in the Asia Pacific market.

Total operating expenses for the period ended September 30, 2005 totaled $373,244 compared to $205,593 for the same period ended 2004.  The increase of $167,651 or 82% was primarily attributable to: (i) Salary expenses, due to the additional hiring of staff and related expenses, increased by approximately $125,100; (ii) traveling expenses, related to sales and business development in the region, increased by $42,551.

Net loss before tax for the period ended September 30, 2005 was $(234,145) as compared to a net loss of $(19,171) for the period ended September 30, 2004.  The increased loss is primarily due to recurring operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

For the period ended September 30, 2005, the Company’s balance sheet reflects current assets of $1,450,617 and total current liabilities of $1,619,206, as compared to current assets of $428,409 and current liabilities of $367,000 as of December 31, 2004.  These changes reflect a decrease in our liquidity ratio from 1.17 as of December 31, 2004 to 0.89 as of September 30, 2005.

As a result of the rapid expansion of our business during 2005, both our trade accounts receivable and our trade accounts payable increased substantially during the period.  Our trade accounts receivable increased from $151,400 as of December 31, 2004, to $947,935 as of September 30, 2005, an increase of $796,535 or approximately 526%, while our trade accounts payable increased from $236,292 as of December 31, 2004 to $1,024,337 as of September 30, 2005, an increase of $788,045, or approximately 334%.

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