Form 10KSB/A
period 2004-12-31
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2006-05-09
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Common Stock, $0 .001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rulee 12b-2 of the Exchange Act).  [   ] Yes [X ] No

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

INDEX

PART I

5

ITEM 1.  DESCRIPTION OF BUSINESS.

6

THE BUSINESS

7

GOVERNMENT REGULATION

10

CURRENT OPERATIONS

10

CUSTOMERS AND MARKETING

13

COMPETITION

14

EMPLOYEES

16

ITEM 2.   DESCRIPTION OF PROPERTY.

16

ITEM 3.  LEGAL PROCEEDINGS.

16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

16

PART II

17

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

17

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

17

PLAN OF OPERATION

18

RESULTS OF OPERATIONS

20

LIQUIDITY AND CAPITAL RESOURCES

22

ITEM 7.  FINANCIAL STATEMENTS.

22

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.  38

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

45

ITEM 13.  EXHIBITS

47

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

48

EXPLANATORY NOTE

We are filing this Form 10-KSB/A for the fiscal year ended December 31, 2004, to reflect the restatement of our Consolidated Financial Statements for that period. As described below in Note 11 to our Consolidated Financial Statements, subsequent to the publication of the 2004 financial statements Company management revised its estimates of certain asset and liability valuations which had a material impact on the results of operations of the Company. Consequently, we restated our financial statements to reflect those revised estimates. The valuation placed on the issuance of stock for consulting services on October 22, 2004 was previously valued at $2,000, but has been restated as $2,000,000 to reflect the same value as the sale of common stock for cash on November 14, 2004. The effect of this change was to increase the loss for the year by $1,998,000. The Company also reevaluated its accounts receivable, as well is its related party receivables and payables. An allowance for bad debts against trade receivables was made for $2,834. Receivables from related parties of $36,346 were determined to be uncollectible. Management also determined that a payable of $6,515 to a founding stockholder had been previously settled and booked a reduction in expenses of $2,449 and an increase in paid in capital of $4,066. Consequent to these adjustments, total assets of the Company were reduced by $39,180, total liabilities were reduced by $6,515, paid in capital was increased by $2,002,066, and net loss for the year was increased by $2,034,731, from $106,350 to $2,141,081.

On September 22, 2005, the Company effected a 1:2 reverse stock split.  The Company had 22,200,00 shares of its common stock issued and outstanding prior to the split and 11,100,000 shares of common stock issued and outstanding following completion of the reverse split.  The financial statements included in this report on Form 10-KSB/A have been retroactively restated to show the effectives of the reverse split as if it had occurred at the beginning of the earliest period presented.  Unless other specifically stated, all references to issued and outstanding shares included in this report on Form 10-KSB/A have been amended to reflect the number of shares issued and outstanding following completion of the reverse split.

Any items included in the original report on Form 10-KSB for the fiscal year ended December 31, 2004,  that are not included herein, are not amended and remain in effect as of the date of the original filing thereof.  Additionally, this Form 10-KSB/A does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

The filing of this Form 10-KSB/A shall not be deemed to be an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement contained therein not misleading.

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

On July 21, 2004, we had a change of control as the first step in the business acquisition process. Strong Win Limited, a British Virgin Islands corporation, purchased 6,076,116 shares, (or approximately 90%) of our then issued and outstanding shares, from 4 of our major shareholders. The 6,076,116 shares were purchased for $50,000.  The four selling shareholders, Equity Investors, Inc., Ambassador Capital Group, Inc., Glenn Little and Mid-Continental Securities Corp were promoters of the Company who acquired their shares in the Company for cash at a price of $0.002 per share. Following the sale transaction, the selling shareholders retained 234,687 shares.  The remaining 102,875 shares which were issued and outstanding at that time were owned by a group of approximately 25 individuals who acquired their shares at various times between August 1999 and March 2003 for cash at purchase prices ranging from $0.10 to $1.00 per share.

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

Digital Network Alliance Holdings (BVI) Inc. has been an investment holding company since inception.  All of our business operations are carried on through the three operating subsidiaries.  The operating subsidiaries are Digital Network Alliance (S) Pte Ltd., a Singapore corporation (“DNA Singapore”), Digital Network Alliance (HK) Ltd., a Hong Kong corporation (“DNA Hong Kong”), and DNA Financial Systems (HK) Ltd., a Hong Kong corporation (“DNA Financial”). DNA Singapore and DNA Hong Kong perform identical business activities, while DNA Financial provides real-time online financial data solutions.  They are separated via market coverage.  DNA Singapore manages business activities in Singapore and Indonesia.  DNA Honk Kong conducts and manages the business activities in Honk Kong, Mongolia, Bangladesh and Pakistan.  Both entities engage in Satellite Internet Services and Managed Broadband Services.  DNA Financial provides real-time and online financial data solutions in Hong Kong.

Satellite Internet Services

For purposes of providing satellite internet services, we have leased satellite capacity and teleport services from China Digital satNet Ltd.  The teleport is the central satellite earth station where all satellite and data communications equipment is installed and managed.  It is also the central location where all remote sites in various countries are connected in order to facilitate communication.  We pay a fee for satellite capacity and teleport services based upon the amount of satellite capacity subscribed for from time to time.   Agreements are based upon 12 month terms with automatic renewal provisions.  Satellite capacities can also be reduced or increased at any time without penalties.   The performance and reliability of the satellite infrastructure is critical to our success.  A system failure or decrease in the performance of the network, causing an interruption of service or increases in response time for services, would have a negative impact on current and prospective users.  Potential sources of interruption include, but are not limited to: (1) system failure caused by natural disaster; (2) power loss or telecommunications failure;  (3) computer viruses or other tampering with the system; (4) destruction or loss of satellite; and (5) software errors.  Any disruption or failure of the satellite network infrastructure would have a material adverse effect on us and could cause our business to fail.  Although we have not established a specific back-up plan which would be implemented in the event of a significant disruption or failure of our current satellite network infrastructure, we have established contacts and have had preliminary discussions with other satellite operators in the region, including Intelsat and Entelsat.  We plan to maintain our contacts with these satellite operators in the event significant problems arise with the services provided by China Digital satNet Ltd.

We repackage and resell the satellite internet services as a comprehensive selection of “back end” services to local service providers based in the various countries in which we currently operate.  The relationships are controlled by service.  Fees are charged based upon the bandwidth subscribed.  The higher the bandwidth subscribed, the higher the fees charged.  As the number of end-users increase, the local service providers need to increase the bandwidth in order to maintain the quality of services to their end users.

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

Financial Data Solutions

DNA Financial Systems (HK) Ltd was formed on the 1st April, 2005 as a majority -owned subsidiary of the Company. We own a 70% interest in this company. Ownership of the remaining 30% is split between Anthony Choi, who is Chief Executive Officer of the subsidiary, and EFO Co., Ltd., a Hong Kong corporation, which provides the technology for the services.  It began operations during the month of April 2005, and received its first contract during the month of June 2005.

Through DNA Financial clients have access to real-time financial news and data from the desktop computer in their office via an Internet connection to our main data distribution center in Hong Kong.  DNA Financial contracts with EFO Co., Ltd., pursuant to which it supplies real-time financial data to the main distribution center in Hong Kong.

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

In Mongolia, Pakistan, Indonesia and Bangladesh, we provide services via local service providers as we do not have a direct presence within those countries.  However, in Singapore and Hong Kong, we provide Internet access directly to customers because we have our own facilities and personnel in those countries.

Mongolia   We are currently providing satellite connectivity to France Telecommunications Long Distance which allows it to extend its Internet IP transit services to Internet Service Providers (ISPs) in Mongolia.

Through local service providers, we are also providing domestic satellite connectivity to multi-national corporations (MNCs) located in remote regions of the country where basic telecommunications infrastructure is not available.  The satellite connectivity service enables these MNCs to communicate effectively (telephony and data communications) with the rest of the world.

Customers:

Number of Customers	Number of End Users (Approximate)
2	4 (Corporate) 2000 (Retail)

Pakistan   Through local service providers, we are currently providing simplex downlink connectivity to ISPs, MNCs, and Government Organizations located throughout Pakistan.  This simplex downlink service provides cost effective high-speed download services as an alternative to more expensive and unreliable terrestrial connectivity provided by local incumbent operators.

Customers:

Number of Customers	Number of End Users (Approximate)
25	35 (Corporate) 10,000 (Retail)

Indonesia    Through local service providers, we are currently providing dedicated satellite internet access to MNCs located within the Jarkata Stock Exchange building which has a number of international financial institutions as tenants.  The Jakarta Stock Exchange itself is also using our services.

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

There is no guarantee that we will be able to expand our marketing efforts.

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

Our belief that there is currently excess satellite capacity is primarily based on our experience in the market. Projections of an oversupply problem in Asia have existed for many years, and there has been an accompanying reduction in transponder lease rates.  There are currently approximately 51 operational satellites in the Asia Pacific region, and as many as 12 new satellites which are scheduled to be launched between  2006 and 2007.   Several of the 12 new satellites had been scheduled to be launched prior to 2005, but the launches were delayed because of capacity issues.

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

EMPLOYEES

We currently have a total of 7 employees.  All 7 of these employees are full-time. In the future, we intend to add 5 or more additional employees to work in sales and marketing, engineering and customer support.

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

We currently have a total of 11,100,000 shares outstanding following completion of a 1:2 reverse stock split on September 22, 2005.  Such shares are held by a total of 53 holders of record.  A total of 10,100,000, or approximately 91%, constitute “restricted securities” as that term is defined in Rule 144 under the Securities Act of 1933.  All of such shares may currently be eligible for resale in accordance with the provisions of Rule 144 by virtue of having been held for the required minimum holding period of one year.  However, the holders of a total of 234,687 of such shares who are persons who may be deemed to have been promoters or affiliates of Sheffield Products, Inc. prior to the share exchange transaction in August, 2004, may not be permitted to sell shares in reliance on Rule 144.  An SEC staff interpretation issued in January, 2000 indicated that Rule 144 is not available for resales of shares which were originally issued to promoters or affiliates of blank check companies because such persons may be considered to be underwriters.  To the extent the holders of these 234,687 shares may not rely on Rule 144 to make resales, such shares may be offered and sold only pursuant to an effective registration statement.

The remaining 1,000,000 issued and outstanding shares were issued in November 2004 pursuant to a registration statement on Form S-8 under the Securities Act of 1933, and are not restricted securities.  However, subsequent to their issuance, the Company and the holders of such shares agreed that stop transfer restrictions should be placed on such shares.  The stop transfer restrictions are not imposed pursuant to any rules or regulations.  They are contractual and are to be enforced by the Company. In accordance with such stop transfer restrictions, these shares will be treated as “restricted securities” and will be required to be resold in transactions under Rule 144.  As of the date of this Prospectus, the holders of such shares have satisfied the minimum one-year holding period under Rule 144.  Accordingly, the holders of such shares may currently be eligible to sell such shares in reliance upon the provisions of Rule 144.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends,"  "hopes," "seeks," "anticipates," "expects" and the like often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. We caution you not to place undue reliance on these forward-looking statements.  Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED WITH YEAR ENDED DECEMBER 31, 2003

Net sales for the years ended December 31, 2004, and December 31, 2003, were $1,244,939 and $1,044,579, respectively, which represents an increase of $200,360, or approximately 19%, from 2003 to 2004.  This growth in net sales is attributable in part to general growth in our business as a result of an increase in the number of customers and the usage of our satellite services in the region, two factors which also had a significant impact.  During the fourth quarter of 2004 we began a new service which provides voice termination services in Hong Kong, and received revenues of approximately $48,322 during the quarter.  In addition, during 2004, revenues from our broadband services in Singapore increased by approximately 78%, from $34,094 in 2003, to $60,711 in 2004. This increase in revenues from broadband services in Singapore was primarily attributable to an increase in the number of customers using DNA’s services within the Parkview Square property.

Cost of goods sold for the year ended December 31, 2004 was $981,834 compared to $769,126 in 2003.  The increase of $212,708, or approximately 28%, from 2003 to 2004, was primarily the result of additional expenses incurred in 2004 in conjunction with our business expansion efforts, as well as a small increase in the cost of teleport services during the year.

The increase in the expenses related to business expansion from 2003 to 2004 included travel expenses and consulting fees (to establish a relationship with an agent in Pakistan who will be responsible for exploring potential new satellite business on our behalf in Pakistan).  In 2004 we also incurred expenses relating to development of our new voice termination business, including a total of approximately $45,100 for purchase of voice termination equipment.  The increase in the cost of teleport services in 2004 was the result of our decision to switch to better satellite equipment in order to remain competitive in the telecommunications industry.

Although our revenues increased by approximately 19% from 2003 to 2004, the increase in revenues was offset by the 28% increase in cost of goods sold for the year.  As a result, our gross margin percentage decreased by 5.2% in 2004 as compared to 2003, and gross profit decreased by approximately 4.5%, from $275,453 for the year ended December 31, 2003, to $263,105 for the year ended December 31, 2004.

Operating expenses for the year ended December 31, 2004 totaled $2,408,185 compared to $332,392 in 2003, which represents an increase of $2,075,793, or 624.5% from 2003 to 2004. The major components which contributed to the increase in operating expenses include: (i) issuance of 2,000,000 consulting shares at USD $1.00 each; (ii) salary expenses which increased by approximately $31,227, as a result of hiring additional staff and related expenses;  (ii) professional fees incurred in the course of the reverse takeover increased by approximately $35,472;  (iii) travel expenses related to sales and business development in the region increased by $9,816, and (iv) a slight reduction in the bad debt expense.

Our net loss increased substantially during the year ended December 31, 2004 as compared to the year ended December 31, 2003.  For 2004, our net loss was $(2,141,081), an increase of $2,090,479, or approximately 413%, as compared to a net loss of $(50,602) for 2003.  However, a substantial portion of the loss in 2003 was the result of a write-off during 2003, in which we wrote off and charged to bad debt expense a non-trade receivable in the amount of $45,305 from a corporation in which the Company’s directors have a controlling interest.  Without that write-off, our net loss for 2003 would have been only $(5,297).  The increase in our net loss for 2004 as compared to 2003 was the result of all of the factors described above including the 28% increase in cost of goods sold as compared to the 19% increase in revenues, and the issuance of 1,000,000 consulting shares at USD $2.00 each, the additional general and administration expenses incurred in conjunction with completion of the reverse merger transaction and the expansion of our business.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2004, the Company balance sheet reflects current assets of $428,409, total assets of $462,503, total current liabilities of $367,000, and shareholder’s equity of $92,394.  As of December 31, 2003, the Company’s balance sheet reflects current assets of $258,161, total assets of $260,547, total current liabilities of $290,475, and shareholder’s equity of $(36,675).  The increase in liquidity from .89 to 1.2 was the result of additional capital raised in the form of a private placement during 2004.

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

ITEM 7.

FINANCIAL STATEMENTS.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2004

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

25

CONSOLIDATED BALANCE SHEETS

26

CONSOLIDATED STATEMENTS OF OPERATIONS

27

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (restated)

28

CONSOLIDATED STATEMENTS OF CASH FLOWS

29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

30

Digital Network Alliance

International, Inc.

Consolidated Financial Statements

December 31, 2004

Child, Sullivan & Company

A Professional Corporation of CERTIFIED PUBLIC ACCOUNTANTS

1284   W.  Flint   Meadow   Dr., Suite D, Kaysville, UT 84037      PHONE: (801) 927-1337  FAX: (801) 927-1344

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders

Digital Network Alliance International, Inc.

We have audited the accompanying restated consolidated balance sheet of Digital Network Alliance International, Inc. as of December 31, 2004, and the related restated consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2004 and 2003. These restated consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these restated consolidated financial statements based on our audits.

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

In our opinion, the restated consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Network Alliance International, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

Since our previous report dated March 9, 2005, as described in notes 11 and 12, certain amounts related to the valuations of stock issued for services and certain receivables and payables have been reevaluated by the Company, and the common stock of the Company has undergone a 1:2 reverse stock split. However, the Company has restated the financial statements to reflect these amounts.

Child, Sullivan & Company

Kaysville, Utah

March 9, 2005, except for notes 11 and 12, which are dated September 22, 2005

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

December 31,
2004
Assets	(restated)
Current assets
Cash and cash equivalents	$ 71,343
Trade accounts receivable	151,400
Stock subscription receivable	100,000
Prepayment deposits	105,666
Total current assets	428,409

Plant and equipment, net	34,094

Total assets	$ 462,503

Liabilities and Stockholders' Equity
Current liabilities
Trade accounts payable	$ 236,292
Accrued expenses	44,141
Deposits	81,994
Current portion of long-term debt	4,573
Total current liabilities	367,000

Long-term debt, less current portion	3,109

Stockholders' Equity
Common stock; $.001 par value, 200,000,000
shares authorized, 11,100,000 shares
issued and outstanding	11,100
Additional paid in capital	2,282,140
Accumulated deficit	(2,201,484)
Accumulated other comprehensive income	638

Total Stockholders' Equity	92,394

Total Liabilities and Stockholders' Equity	$ 462,503

See notes to consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31,
	2004	2003
	(restated)

Sales revenues	$ 1,244,939	$ 1,044,579

Cost of goods sold	981,834	769,126

Gross profit	263,105	275,453

Operating expenses
Distribution and selling expenses	12,422	8,277
General and administrative expenses	2,395,763	324,115
Total operating expenses	2,408,185	332,392

Net operating loss	(2,145,080)	(56,939)

Other income (expense)
Interest expense	(924)	(2,676)
Other	4,923	9,013

Total other income	3,999	6,337

Net loss before taxes	(2,141,081)	(50,602)

Taxes	-	-

Net loss	$ (2,141,081)	$ (50,602)

Net loss per common share	$ (0.23)	$ (0.01)
Weighted average common shares outstanding	9,490,000	9,100,000

See notes to consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (restated)

						Accumulated
						Other
	Common	Common	Additional	Comprehensive	Retained	Comprehensive
Balances at:	Shares	Stock	Paid in Cap	Income	Earnings	Income	Totals

December 31, 2002	3,375,620	$ 3,376	$ 19,351		$ (9,801)	$ 1,909	$ 14,835

Comprehensive income:							-
Net income (loss)	-	-	-	$ (50,602)	(50,602)	-	(50,602)
Foreign currency
translation	-	-	-	(908)	-	(908)	(908)
Comprehensive income:	-	-	-	$ (51,510)	-	-	-

December 31, 2003	3,375,620	3,376	19,351		(60,403)	1,001	(36,675)

Issued shares in merger Aug 13	5,724,380	5,724	(5,724)				-
Issued shares for cash Aug 13	900,000	900	69,613				70,513
Issued shares for cash Nov 14	100,000	100	199,900				200,000
Issued shares for services Dec 18	1,000,000	1,000	1,999,000				2,000,000
Comprehensive income:
Net income (loss)	-	-	-	$ (2,141,081)	(2,141,081)	-	(2,141,081)
Foreign currency
translation	-	-	-	(363)	-	(363)	(363)
Comprehensive income:	-	-	-	$ (2,141,444)	-	-	-

December 31, 2004	11,100,000	$ 11,100	$ 2,282,140		$ (2,201,484)	$ 638	$ 92,394

See notes to consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2004	2003
	(restated)
Cash flows from operating activities:
Net loss	$ (2,141,081)	$ (50,602)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation and amortization	7,262	1,705
Loss from write-off of related party receivable	33,897	45,305
Stock issued for services	2,000,000	-
Changes in operating assets and liabilities:
Trade accounts receivable	(59,110)	(13,051)
Related party receivables	(36,346)	(1,115)
Prepaid expenses and other assets	(4,318)	(73,441)
Trade accounts payable	50,390	114,377
Related party payables	(37,236)	17,046
Accrued expenses	31,851	(356)
Deposits	37,724	11,319
Net cash provided by (used in) operating activities	(116,967)	51,187

Cash flows from investing activities:
Purchases of fixed assets	(38,970)	(2,065)
Net cash used in investing activities	(38,970)	(2,065)

Cash flows from financing activities:
Principal payments on long-term debt	(3,327)	(4,654)
Proceeds from stockholders' loans	-	17,045
Stock issuance	166,447	-
Net cash provided by financing activities	163,120	12,391

Effect of rate changes on cash	(363)	(908)

Increase in cash and cash equivalents	6,820	60,605

Cash and cash equivalents, beginning of year	64,523	3,918
Cash and cash equivalents, end of year	$ 71,343	$ 64,523

Cash paid for interest	$ 924	$ 2,676
Cash paid for income taxes	$ -	$ -

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

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made for receivables over one year old. The Company has recorded a bad debt allowance of $2,834 as of December 31, 2004.

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

The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

	Year ended December 31,
	2004	2003
NUMERATOR FOR BASIC AND DILUTED LPS
Net loss to common shareholders	$ (2,141,081)	$ (50,602)

DENOMINATOR FOR BASIC AND DILUTED LPS
Weighted average shares of common stock outstanding	9,490,000	9,100,000

LPS – Basic and Diluted	$ (0.23)	$ (0.01)

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

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.

RELATED PARTY TRANSACTIONS

The Company had a balance due from a corporation in which the Company’s directors have a controlling interest. The amount was non-trade in nature, unsecured and interest free and repayable on demand. During the year ended December 31, 2003, the total of $45,305 was written off and charged to bad debt expense.

The Company had a balance due from Strong Win Limited, a stockholder of the Company. The receivable originated when a consolidated subsidiary made advances related to the reverse acquisition of the Company on behalf of the stockholder. The amount of $33,897 was determined to be uncollectible and charged to bad debt expense during 2004.

7.

PLANT AND EQUIPMENT

Plant and equipment consist of the following at December 31,:

	2004	2003
Computer equipment	$ 9,536	$ 3,292
Office equipment	1,133	1,133
Network equipment	32,727	-
Subtotal	43,396	4,425
Less: accumulated depreciation	(9,302)	(2,039)
Net plant and equipment	$ 34,094	$ 2,386

8.

LONG TERM DEBT

On July 30, 2002, the Company’s Singapore Subsidiary entered into a bank loan of $17,045. The loan is secured by the directors’ personal guarantees, bears interest at the rate of 5%, and is repayable in monthly installments of $355. Loan balances at December 31, 2004 and 2003 are $7,682 and $11,009, respectively. Future maturities are as follows:

2005	$ 4,573
2006	3,109
2007	-
2008	-
2009	-
Totals	$ 7,682

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

11.

RESTATEMENT

Subsequent to the publication of the financial statements management revised its estimates of certain asset and liability valuations which had a material impact on the results of operations of the Company. Consequently, these financial statements have been restated to reflect those revised estimates. The valuation placed on the issuance of stock for consulting services on October 22, 2004 was previously valued at $2,000, but has been restated as $2,000,000 to reflect the same value as the sale of common stock for cash on November 14, 2004. The effect of this change was to increase the loss for the year by $1,998,000. The Company also reevaluated its accounts receivable, as well is its related party receivables and payables. An allowance for bad debts against trade receivables was made for $2,834. Receivables from related parties of $36,346 were determined to be uncollectible. Management also determined that a payable of $6,515 to a founding stockholder had been previously settled and booked a reduction in expenses of $2,449 and an increase in paid in capital of $4,066. Consequent to these adjustments, total assets of the Company were reduced by $39,180, total liabilities were reduced by $6,515, paid in capital was increased by $2,002,066, and net loss for the year was increased by $2,034,731, from $106,350 to $2,141,081.

12.

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

Biographical Information

Terence Yap.  Mr. Yap is President, CEO and a Director of the Company.  He has been affiliated with the Company and its affiliated entities since January 2002, when he co-founded Digital Network Alliance (HK) Ltd.  From April, 2000, to December, 2002, he was the Director of Business Development for Skyhub Asia Co., Ltd., where he was responsible for the development of partnerships and alliances with various partners in Hong Kong and within the region.   Skyhub Asia’s main line of business was the provision of satellite services within the Asia Pacific region.  From June, 1999 to April, 2000, he was Business Development Manager of MCI WorldCom Asia Pacific, Ltd., where he was part of the business development team in the Asia Pacific region and was involved in mergers and acquisitions of licensed telecommunications companies, building of physical points of presence and negotiations with incumbent telecommunications operators.  MCI WorldCom main line of business was the provision of global data communication services.  From June, 1998, to June, 1999, he was distribution manager for Tele Media International H.K. Ltd (TMI), where he was responsible for distribution and sale of the company’s products and services within various countries in the Asia Pacific region.  TMI’s main line of business was the provision of data communication services within Europe and Asia Pacific region.  From January 1996, to June 1998, he was employed by Hutchison Corporate Access (HK) Ltd., and Hutchison Corporate Access Pte. Ltd (HCA), first as senior market development executive and later as business development manager.  HCA’s main line of business is the provision of satellite data network services within the Asia Pacific region.  From June, 1995, to January, 1996, he was employed by Pacific Century Corporate Access Pte. Ltd

(PCCA)., as a project engineer.  PCCA’s main line of business was the provision of satellite data networking services in the Asia Pacific region.  He is the spouse of Eppie Wong, who is the CFO and a Director of the Company.  He has a B.Bus degree from Swinburne University of Technology, Australia and an MBA from The Chinese University of Hong Kong.

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

Anthony Choi.  Anthony Choi is Chief Executive Officer of the Company’s wholly-owned subsidiary, DNA Financial Systems.  Mr. Choi has more than 16 years of experience in the financial information and IT industry.  Prior to joining DNA Financial, Mr. Choi served in various IT management positions in major financial information companies.   From 1997 to 2005, Mr. Choi worked for Moneyline Telerate (formerly Bridge Information Systems) as Director of Customer Operations for Asia Pacific where he was responsible for network operations, helpdesk operations, field services operations, office automation and vendor management.  From 1993 to 1997, Mr. Choi worked for Bloomberg L.P. as Technical Manager for North East Asia, covering all technical aspects in Hong Kong, China, Taiwan, South Korea and Thailand.  He set-up and managed the Bloomberg Network in the region and also installed the first Bloomberg terminal in South Korea, Taiwan, and China.  Mr. Choi graduated from The Hong Kong Polytechnic University on 1988.

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

ITEM 10.

EXECUTIVE COMPENSATION.

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our officers and directors for all services rendered to the Company in all capacities for the fiscal years ended December 31, 2002, 2003 and 2004.

Name and Principal Position	Year	Salary	Other Compensation

Terence Yap, CEO	2002	$64,800	-0-
	2003	$64,800	-0-
	2004	$65,900	-0-
Edward Chan, COO	2002	$69,600	-0-
	2003	$69,600	-0-
	2004	$73,590	-0-
Eppie Wong, CFO	2002	$27,600	-0-
	2003	$27,600	-0-
	2004	$28,700	-0-

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

Name and Address	Number of Shares Beneficially Owned	Percent of Class

Terence Yap (1) 1/F Xiu Ping Commercial Building 104 Jervois Street Sheung Wan Hong Kong	4,665,006 (2)	42.03%

Edward Chan (1) Flat E, 40/F, Block 8 Riviera Garden Tsuen Wan, N.T. Hong Kong	1,076,462	9.70%

Eppie Wong (1) 1/F Xiu Ping Commercial Building 104 Jervois Street Sheung Wan Hong Kong	254	0%

Michael Yap (1) 1/F Xiu Ping Commercial Building 104 Jervois Street Sheung Wan Hong Kong	922,777	8.31%

Strong Win Limited, a BVI corporation 1/F Xiu Ping Commercial Building 104 Jervois Street Sheung Wan Hong Kong	3,588,544	32.33%

Leslie Terh Chiew Kim (1) 1 Marine Vista, #15-81 Neptune Court S449025 Singapore	0	0%

David Ho (1) Unit 1605-1616, 16/F The Metropolis, Tower 10 Metropolis Drive, Hong Hum Kowloon, Hong Kong	0	0%

Paul Y.L. Tong (1) 29/F, New World Tower 16-18 Queen’s Road Central Hong Kong	0	0%

All officers and directors as a group (7 in number)	6,664,499 (4)	60.04%

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

In July 2004, Strong Win Limited, a BVI corporation, purchased 3,038,058 (6,076,116 pre-split) shares of the Company’s common stock for a purchase price of $50,000, or approximately $0.008 per share.  Terence Yap and Eppie Wong are the beneficial owners of Strong Win Limited, and as a result of this transaction, acquired 3,038,058 (6,076,116 pre-split) shares of the Company’s common stock at the price of approximately $0.016 per share.

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

In November 2004, the Company issued a total of 1,000,000 shares (2,000,000 pre-split) to two consultants pursuant to a registration statement on Form S-8.  For purposes of the registration statement on Form S-8, the shares were valued at a price of $0.10 pre-split per share, but were valued at $2.00 per share in the financial statements to reflect the value of the most recent sales of stock for cash.  A total of 150,000 shares (300,000 pre-split) were issued to Mr. Mark Anthony for services related to business strategy, marketing and pricing matters.  Mr. Anthony had approximately 20 years experience in the telecommunications business with L.J. Loefler Inter-Com Systems, Inc., who he worked with in the installation of various systems and in marketing of their products in Asia and the U.S.  He has also worked in the brokerage industry in the U.S. and, prior to the July 2004, change of control transaction described above, was one of the principal shareholders of the Company.  In consideration for the 150,000 shares issued to him in November, 2004, Mr. Anthony will, for a period of two years, act as a liaison between the Company and potential market makers and financial public relations firms, will assist in establishing a financial public relations/investor relations program for the Company, as well as providing strategic planning services and assistance in evaluation, structuring, negotiation and closing of potential business acquisitions.   A total of 850,000 shares (1,700,000 pre-split) were issued to Mr. Wai Hon Chiu for services related to developing and improving the Company’s existing telecommunications technology and delivery in the Asia Pacific region and development of the Company’s business particularly in China.  Mr. Chiu has more than 10 years experience in technology-related businesses in China. Subsequent to the issuance of the 1,000,000 shares (2,000,000 pre-split) pursuant to the S-8 registration statement, the Company entered into an agreement with the consultants to place stop transfer restrictions on the shares.  The stop transfer restrictions on the shares are not imposed pursuant to any rules or regulations.  They are contractual and are to be enforced by the Company.

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

As of December 31, 2004, the Company has a related party receivable of $36,346 due from Project Resources Pte Ltd., a corporation in which the Company’s Directors have a controlling interest.  As of December 31, 2003, the amount due was $17,046.  The amount due is for consulting services provided by the Company to the related party, is trade in nature, bears no interest, and is payable on demand. Specifically, the services included consultation related to the financial structuring of the company, administration and operations of the company, development of partnership relations within the Asia Pacific region and business development within the industry.

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

10.4

 France Telecom Service Order Form (herein incorporated by reference from Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on 5/31/2005).

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

32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fees billed by Child, Sullivan and Company for audit of the Company’s annual financial statements were $15,000 for the fiscal year ended December 31, 2004, and $15,000 for the fiscal year ended December 31, 2003. The aggregate fees billed by Child, Sullivan and Company for review of the Company’s financial statements included in its quarterly reports on Form 10-QSB were $750 during the period ended December 31, 2004 and $0 during the period ended December 31, 2003.

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

Audit Committee's Pre-approval policies and procedures

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2006.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
(Registrant)

By: /s/ Terence Yap, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Terence Yap, President and Director

Date:  May 9, 2006

/s/ Eppie Wong, Chief Financial Officer and Director

Date:  May 9, 2006

/s/ Edward Chan, Chief Operations Officer and Director

Date:  May 9, 2006

/s/ Michael Yap, Director

Date:  May 9, 2006

/s/ Leslie Ter Chiew Kim

Date:  May 9, 2006