Form 10QSB
period 2006-03-31
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2006-05-15
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(a)

The restated unaudited financial statements of registrant for the three months ended March 31, 2006, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	31-Mar-06	31-Dec-05
	(Unaudited)	Audited

	USD	USD
ASSETS
Current assets
Cash and cash equivalents	$ 24,703	$ 50,738
Trade accounts receivable	109,377	135,713
Prepaid expenses and other assets	32,591	49,702
Total current assets	166,671	236,153
Plant and equipment, net	29,533	36,047
Total assets	$ 196,204	$ 272,200

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Trade accounts payable	$ 512,824	$ 514,972
Accrued expenses	1,341	18,646
Deposits	65,292	74,353
Deferred revenue	16,667	22,917
Current portion of long-term debt	1,757	2,900
Total current liabilities	597,881	633,788

Stockholders' deficit
Common stock - Par value $.001; authorized 200,000,000
shares authorized, 11,100,000 shares
issued and outstanding	11,100	11,100
Additional paid in capital	2,282,140	2,282,140
Retained deficit	(2,697,964)	(2,657,954)
Accumulated other comprehensive income	3,047	3,126

Total stockholders' deficit	(401,677)	(361,588)

Total liabilities and stockholders' deficit	$ 196,204	$ 272,200

See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)

	USD	USD

Sales revenues	$ 305,756	$ 604,454

Cost of goods sold	247,483	546,546

Gross profit	58,273	57,908

General and administrative expenses	99,470	145,280

Net operating loss	(41,197)	(87,372)

Other income
Interest expense	(121)	(121)
Other	1,308	4,722
Total other income	1,187	4,601

Net loss before income tax and minority interest	(40,010)	(82,771)

Taxes	-	-

Net loss before minority interest	(40,010)	(82,771)

Minority interest in subsidiary loss	0	0

Net loss	$ (40,010)	$ (82,771)

Foreign currency translation adjustment	(79)	0

Comprehensive loss	$ (40,089)	$ (82,771)

Net loss per common share	$ (0.00360)	$ (0.00746)
Weighted average common shares outstanding	11,100,000	11,100,000

 See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL. INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three months ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
	USD	USD
Operating activities:

Net loss	$ (40,010)	$ (82,771)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation, depletion and amortization	6,514	4,110
Change in operating assets and liabilities
Trade accounts receivable	26,336	(773,684)
Prepaid expenses and other assets	17,111	66,517
Stock subscription receivables	0	100,000
Installation in progress	0	(350,000)
Trade accounts payable	(2,148)	510,456
Accrued expenses	(17,305)	(38,763)
Deposits	(9,061)	8,555
Deferred revenue	(6,250)	500,000
Net cash used in operating activities	(24,813)	(55,580)

Investing activities:
Capital expenditures, including:
Purchase of plant and equipment, net	0	(1,619)
Net cash used in investing activities	0	(1,619)

Financing activities:
Proceeds from shareholders' loans	0	11,779
Repayment from long-term debt	(1,143)	(1,143)
Net cash provided by financing activities	(1,143)	10,636

Effect of rate changes on cash	(79)	0

Net change in cash and cash equivalents	(26,035)	(46,563)

Cash and cash equivalents, beginning of period	50,738	71,343

Cash and cash equivalent, end of period	$ 24,703	$ 24,780
Cash paid for interest	$ 121	$ 241
Cash paid for income taxes	$ 0	$ 0

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

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). This basis differs from that used in the statutory accounts of the Company, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in Singapore and Hong Kong. All necessary intercompany transactions and balances have been eliminated in consolidation, and all necessary adjustments have been made to present the consolidated financial statements in accordance with US GAAP.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quarterly Financial Statements

 The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s 2005 financial statements in Form 10-KSB.  These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements.  The interim operating results are not necessarily indicative of the results for a full year.

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

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. At December 31, 2005, and at March 31, 2006 the allowance for doubtful accounts totaled $102,875.

Prepaid Expenses

Prepaid expenses consist primarily of prepayments made to contractors for circuits and services not yet received by the Company.

Plant and Equipment

Plant and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the useful lives of the assets. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are charged to expense as incurred.  Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income.  Depreciation related to property and equipment used in production is reported in cost of sales.  Property and equipment are depreciated over their estimated useful lives as follows:

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

Retirement Benefits

The Company has a defined contribution benefit plan. The Company’s contributions are discretionary. For the period ended March 31, 2006, the contribution made by Digital Network Alliance amounted to $2,286.

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

The Company had no potentially dilutive securities outstanding at March 31, 2006.

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

The Company does not directly carry on any business activities.  All of our business operations are carried on through our operating subsidiaries.  The operating subsidiaries are Digital Network Alliance (S) Pte Ltd., a Singapore corporation (“DNA Singapore”) and Digital Network Alliance (HK) Ltd., a Hong Kong corporation (“DNA Hong Kong”), DNA Singapore and DNA Hong Kong perform identical business activities of providing satellite Internet connections to customers in the Asia Pacific Region, and providing managed broadband services to commercial office buildings and apartment buildings in Hong Kong and Singapore. DNA Singapore manages busi ness activities in Singapore and Indonesia.  DNA Honk Kong conducts and manages the business activities in Honk Kong, Mongolia, Bangladesh and Pakistan.

The following discussion concerning the results of operation, liquidity and capital resources of Digital Network Alliance International, Inc. (the “Company”), is based solely upon the business operations that are carried on by the Company’s operating subsidiaries for the three-month interim periods ended March 31, 2006 and 2005.  On April 1, 2005, the Company formed a DNA Financial Systems (HK) Ltd., a Hong Kong corporation (“DNA Financial”), as a third operating subsidiary.

RESULTS OF OPERATIONS

Net sales for periods ended March 31, 2006 and March 31, 2005 were $305,756 and $604,454 respectively.  This decrease of $298,698 or approximately 49% was the result of managed network services and network build out and system integration in 2005, for which there was no such income in 2006.

 Cost of goods sold for the months ended March 31, 2006 was $247,483 compared to $546,546 in the same period of 2005. The decrease of $299,063 or 55% was due to the fact that there were no costs incurred in the setting up of managed network services in Indonesia in 2006.

Gross profit increased to $58,273 from $57,908 for the three months ended March 31, 2006 and March 31, 2005 respectively, representing a slight increase of $365.

The gross margin percentage has shown an increase of 9.4% from the quarter ended March 31, 2006 to the quarter ended March 31, 2005. The slight increase is due to the low profit margin of the Indonesian hardware sales.

General and administration expenses for the period ended March 31, 2006 totaled $99,470, compared to $145,280 in the same period ended 2005.  The decrease of $45,810 or 32% was due to the well-controlled costs in operating expenses and the fact that no other additional staff was employed.

Net losses for the periods ended March 31, 2006 and March 31, 2005 were $40,010 and $82,771 respectively.  The decrease of $42,761 or 52% was mainly due to the decrease in general and administrative expenses as explained above.

 LIQUIDITY AND CAPITAL RESOURCES

 As of March 31, 2006, the Company’s balance sheet reflected current assets of $166,671, total assets of $196,204, total current liabilities of $597,881 and shareholder’s deficit of $401,677.  As of December 31, 2005, the Company’s balance sheet reflected current assets of $236,153, total assets of $272,200, total current liabilities of $633,788 and shareholder’s deficit of $361,588.  The slight decrease in liquidity from 0.37 to 0.28 was the result of our net loss with no corresponding increase in long-term debt or equity financing.

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

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

/s/ Terence Yap, President and Director

Date: May 15, 2006

/s/ Eppie Wong, Chief Financial Officer and Director

Date: May 15, 2006

/s/ Chan Chi Fai, Chief Operations Officer and Director

Date: May 15, 2006

/s/ Michael Yap, Director

Date: May 15, 2006

/s/ Leslie Ter Chiew Kim

Date: May 15, 2006