Form 10QSB
period 2006-06-30
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2006-08-10
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

(Name of small business issuer in its charter)

Delaware	0-50002	52-2175896
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Room 1301, 13/F., Jubilee Centre 18 Fenwick Street Wanchai, Hong Kong
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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At June 30, 2006, the following shares were outstanding: 11,100,000.

Transitional Small Business Disclosure Format (Check one):  Yes...     No X

INDEX

PART 1 - FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

3

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

14

OVERVIEW

14

ITEM 3.

 CONTROLS AND PROCEDURES

16

PART II - OTHER INFORMATION

16

ITEM 1.

LEGAL PROCEEDINGS

16

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

16

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

16

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

16

ITEM 5.

OTHER INFORMATION

16

ITEM 6.

EXHIBITS

17

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The unaudited financial statements of registrant for the six months ended June 30, 2006, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2006

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	30-Jun-06	31-Dec-05
	(Unaudited)	Audited

	USD	USD
ASSETS
Current assets
Cash and cash equivalents	$ 134,241	$ 50,738
Trade accounts receivable	78,934	135,713
Prepaid expenses and other assets	56,730	49,702
Total current assets	269,905	236,153
Plant and equipment, net	35,377	36,047
Total assets	$ 305,282	$ 272,200

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Trade accounts payable	$ 440,853	$ 514,972
Accrued expenses	9,542	18,646
Deposits	54,051	74,353
Deferred revenue	10,417	22,917
Loan from director	233,818	0
Current portion of long-term debt	613	2,900
Total current liabilities	749,294	633,788

Stockholders' deficit
Common stock - Par value $.001; authorized 200,000,000
shares authorized, 11,100,000 shares
issued and outstanding	11,100	11,100
Additional paid in capital	2,282,140	2,282,140
Retained deficit	(2,740,229)	(2,657,954)
Accumulated other comprehensive income	2,977	3,126

Total stockholders' deficit	(444,012)	(361,588)

Total liabilities and stockholders' deficit	$ 305,282	$ 272,200

See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)

	USD	USD

Sales revenues	$ 276,051	$ 427,278

Cost of goods sold	205,967	408,276

Gross profit	70,084	19,002

General and administrative expenses	114,518	140,124

Net operating loss	(44,434)	(121,122)

Other income
Interest expense	(120)	(120)
Other	2,289	10,006
Total other income	2,169	9,886

Net loss before income tax and minority interest	(42,265)	(111,236)

Taxes	-	-

Net loss before minority interest	(42,265)	(111,236)

Minority interest in subsidiary loss	0	0

Net Loss	$ (42,265)	$ (111,236)

Foreign currency translation adjustment	(70)	0

Comprehensive loss	$ (42,335)	$ (111,236)

Net loss per common share	$ (0.00381)	$ (0.01002)

Weighted average common stock outstanding	11,100,000	11,100,000

See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Six months ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)

	USD	USD

Sales revenues	$ 581,807	$ 1,031,732

Cost of goods sold	453,450	954,822

Gross profit	128,357	76,910

General and administrative expenses	213,988	285,404

Net operating loss	(85,631)	(208,494)

Other income
Interest expense	(241)	(241)
Other	3,597	14,728
Total other income	3,356	14,487

Net loss before income tax and minority interest	(82,275)	(194,007)

Taxes	-	-

Net loss before minority interest	(82,275)	(194,007)

Minority interest in subsidiary loss	0	0

Net Loss	$ (82,275)	$ (194,007)

Foreign currency translation adjustment	(149)	0

Comprehensive loss	$ (82,424)	$ (194,007)

Net loss per common share	$ (0.00741)	$ (0.01748)

Weighted average common stock outstanding	11,100,000	11,100,000

 See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL. INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
	USD	USD
Operating activities:

Net loss	$ (82,275)	$ (82,771)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation, depletion and amortization	13,029	4,110
Change in operating assets and liabilities
Trade accounts receivable	56,779	(773,684)
Prepaid expenses and other assets	(7,028)	66,517
Stock subscription receivables	0	100,000
Installation in progress	0	(350,000)
Trade accounts payable	(74,119)	510,456
Accrued expenses	(9,104)	(38,763)
Deposits	(20,302)	8,555
Deferred revenue	(12,500)	500,000
Net cash used in operating activities	(135,669)	(55,580)

Investing activities:
Capital expenditures, including:
Purchase of plant and equipment, net	(12,359)	(1,619)
Net cash used in investing activities	(12,359)	(1,619)

Financing activities:
Proceeds from loans from director	233,818	11,779
Repayment of long-term debt	(2,287)	(1,143)
Net cash provided by financing activities	231,531	10,636

Effect of rate changes on cash	0	0

Net change in cash and cash equivalents	83,503	(46,563)

Cash and cash equivalents, beginning of period	50,738	71,343

Cash and cash equivalent, end of period	$ 134,241	$ 24,780
Cash paid for interest	$ 241	$ 241
Cash paid for income taxes	$ 0	$ 0

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

2.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include those of the Company and its wholly owned subsidiaries; Digital BVI, Digital Network Alliance (S) Pte. Ltd. (“Digital S”), and Digital Network Alliance (HK) Limited (“Digital HK”), as well as its 70% owned subsidiary DNA Financial Systems Inc. BVI (“Financial BVI”). The accounts of Financial BVI include its 100% owned subsidiary DNA Financial Systems (HK), Limited (“Financial HK”). Digital BVI incorporated in British Virgin Islands on June 4, 2004, Digital S incorporated in the Republic of Singapore on October 19, 2001, and Digital HK incorporated in Hong Kong on November 12, 2001. Financial BVI incorporated in British Virgin Islands on March 15, 2005 for the purpose of holding Financial HK, which incorporated in Hong Kong on April 1, 2005.

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). This basis differs from that used in the statutory accounts of the Company, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in Singapore and Hong Kong. All necessary intercompany transactions and balances have been eliminated in consolidation, and all necessary adjustments have been made to present the consolidated financial statements in accordance with US GAAP.

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

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. At June 30, 2006 the allowance for doubtful accounts totaled $102,875.

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

Furniture & fixtures

4 years

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

Related Party Transactions

The captions “Loan from Directors” represent loans payable that are unsecured, non-interest bearing, have no fixed terms of repayment and are therefore deemed payable on demand.

Loan from Directors

Loan from Directors consist of the following:

June 30,

        2006

Terence Yap Wing Khai

$233,818

Retirement Benefits

The Company has a defined contribution benefit plan. The Company’s contributions are discretionary. For the period ended June 30, 2006, the contribution made by Digital Network Alliance amounted to $3,740.

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

The Company had no potentially dilutive securities outstanding at June 30, 2006.

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

Our plan of operations for 2006 includes maintenance of our existing operations, and to the extent possible, expansion and improvement of our existing operations as well as commencement of new operations.  The extent to which we will be able to expand and improve existing operations and commence new operations will be dependent to a large extent on the availability of working capital either from our pending stock offering, or from other sources.  Since there is no assurance that the offering will be successful, or that working capital will be available to us from other sources, there is also no assurance regarding the extent to which we will be able to expand our current operations or commence new operations.

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

The following discussion concerning the results of operations, liquidity and capital resources of Digital Network Alliance International, Inc. (the “Company”), is based solely upon the business operations that are carried on by the Company’s operating subsidiaries for the six-month interim period ended June 30, 2006.  However, DNA Financial was incorporated in Hong Kong on April 1, 2005, and revenues received to date from its operations have not been significant. Therefore, the results of operations of DNA Financial are not included in the following discussion regarding our Results of Operations.

RESULTS OF OPERATIONS

Net sales for period ended June 30, 2006 and June 30, 2005 were $581,807 and $1,031,732 respectively.  This decrease of $449,925 or approximately 44% was the result of managed network services and network build out and system integration in 2005, for which there was no such income in 2006.  We have terminated service to our customers in Pakistan due to non-payment from December 2005 onward.  The amount contributed by Pakistan customers amounted to USD $168,000, or approximately 16% of the net sales for the period ended June 30, 2005.

Cost of goods sold for the month ended June 30, 2006 was $453,450 compared to $954,822 in the same period of 2005. The decrease of $501,372 or 53% was due to the fact that there were no costs incurred in the setting up of managed network services in Indonesia in 2006.

Gross profit increased by $51,447 to $128,357 from $76,910 for the six months ended June 30, 2006 and June 30, 2005 respectively.   The gross margin percentage has shown an increase of 14.5% from June 30, 2006 to June 30, 2005.  The increase in gross margin reflects the well controlled cost in satellite business and the increased profit margin in the broadband business in Hong Kong and Singapore. It also reflects the higher gross profit margin for the satellite business after switching to the new vendor, Sinosat (HK) Limited.

General and administration expenses for the period ended June 30, 2006 totaled $213,988 compared to $285,404 in the same period ended 2005.  The decrease of $71,416 or 25% was primarily due to: (i) entertainment, decreased by $5,000; (ii) professional fees, incurred in the course of public reporting, dropped by $48,145; (iii) overseas traveling and hotel & accommodation, incurred for the U.S. trip in March 2005, decreased by $18,271.

Net loss before tax for the periods ended June 30, 2006 and June 30, 2005 were $(82,275) and  $(194,007) respectively.  The decrease of $111,732 or 58% was mainly due to the increase in the gross profit margin and the decrease in general and administrative expenses as explained above.

LIQUIDITY AND CAPITAL RESOURCES

For the period ended June 30, 2006, the Company balance sheet reflects current assets of $269,905, total assets of $305,282 total current liabilities of $749,294 and shareholder’s equity of $(444,012).  As of December 31, 2005, the Company’s balance sheet reflects current assets of $236,153 total assets of $272,200, total current liabilities of $633,788 and shareholder’s equity of $(361,588).  The slightly decrease in liquidity from 0.37 to 0.36 was the result of our net loss with an increase in director’s loan financing.

We will continue to rely upon prepayment deposits and monthly service fees from our customers as the primary source of cash.  Although there is no guarantee, we anticipate that our current cash and cash equivalents will be sufficient to fund our operations for at least 12 months.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary

ITEM 3.

CONTROLS AND PROCEDURES

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

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

/s/ Terence Yap, President and Director

Date:

 August 10, 2006

/s/ Eppie Wong, Chief Financial Officer and Director

Date:

 August 10, 2006

/s/ Edward Chan, Chief Operations Officer and Director

Date:

 August 10, 2006

/s/ Michael Yap, Director

Date:

 August 10, 2006

/s/ Leslie Ter Chiew Kim, Director

Date:

 August 10, 2006