Form 10QSB/A
period 2004-09-30
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2006-09-01
CIK 1116204

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

 DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

(Name of small business in its charter)

Delaware	0-50002	52-2175896
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
15/F East Wing Sincere Insurance Building 6 Hennessy Road, Wanchai Hong Kong
(Address of Principal Executive Office)

Issuer's telephone number:  852-3104-9012

Sheffield Products, Inc.

(Former Name)

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

For the Nine Months Ended September 30, 2004

SHEFFIELD PRODUCTS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
	USD	USD
ASSETS

Current assets
Cash and cash equivalents	24,357	64,523
Trade accounts receivable	120,464	92,290
Prepaid expenses and other assets	17,517	101,348

Total current assets

Property and equipment, net	44,802	2,386

Total assets	207,140	260,547

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable and accruals	155,367	198,192
Deposits	54,040	44,270
Shareholder loan payable (Note 4)	6,355	26,705
Related party payable (Note 4)	34,092	17,046
Current portion of long-term debt	3,386	4,262

Total current liabilities

Long-term debt, less current portion	4,426	6,747

Stockholders’ equity (deficit):
Capital (Note 7)	42,727	22,727
Retained earning (deficit)	(79,574)	(60,403)
Accumulated other comprehensive income (deficit)	(13,679)	1,001
Total stockholders’ equity	(50,526)	(36,675)

Total liabilities and stockholders’ equity	207,140	260,547

See the accompanying notes to the unaudited consolidated financial statements

SHEFFIELD PRODUCTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	USD	USD	USD	USD

Sales revenue	309,049	221,079	893,597	706,441

Cost of goods sold	250,317	231,513	711,269	591,428

Gross profit (loss)	58,732	(10,434)	182,328	115,013

Operating expenses
Depreciation, depletion and amortization	-	-	1,823	-
General and administrative	65,479	59,524	204,011	188,496
	65,479	59,524		188,496

Operating income (loss)	(6,747)	(69,958)	(23,506)	(73,483)

Other income:
Other	259	897	4,335	7,995

Income (loss) before income tax	(6,488)	(69,061)	(19,171)	(65,488)

Provision for income taxes	-	-	-	-

Net income (loss)	(6,488)	(69,061)	(19,171)	(65,488)

Net income per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares	20,000,000	20,000,000	20,000,000	20,000,000

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

LIQUIDITY AND CAPITAL RESOURCES

For the period ended Sept 30, 2004, the Company’s balance sheet reflects current and total assets of $207,140, and total current liabilities of $, of which $40,447 is in the form of a shareholder loan and related party payable.

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

ITEM 3.

CONTROLS AND PROCEDURES

 The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objective of timely alerting them to material information required to be included in our periodic SEC reports.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of September 30, 2004 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REPORT REFLECT MANAGEMENT’S BEST JUDGMENT BASED UPON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES.  ACTUAL RESULTS MAY VARY MATERIALLY.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDSUNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Name	Date of Sale	Shares	Aggregate Purchase Price	Purchase Price Per Share
Terence Yap Wing Khai (3)	8/13/2004	1,076,462	n/a	n/a
Edward Chan Chi Fai (3)	8/13/2004	1,076,462	n/a	n/a
Eppie Wong Yuk Ping (3)	8/13/2004	254	n/a	n/a
Michael Yap Chee Keong (3)	8/13/2004	922,777	n/a	n/a
Strong Win Limited (3)	8/13/2004	550,486	n/a	n/a
Wilson Kin Cheung (3)	8/13/2004	499,479	n/a	n/a
Mid-Continental Securities Corp. (4)	8/13/2004	349,767	n/a	n/a
Michelle P. Suppes (4)	8/13/2004	200,056	n/a	n/a
Anna Herbst (4)	8/13/2004	49,683	n/a	n/a
Keen Associates Limited (4)	8/13/2004	499,478	n/a	n/a
Topworth Assets Limited (3)	8/13/2004	499,478	n/a	n/a
Frederick Dong (3)	8/13/2004	250,000	$19,231	$0.08
Chan So Ha (3)	8/13/2004	250,000	$19,231	$0.08
Choi Ying Ming (3)	8/13/2004	75,000	$6,410	$0.09
Adri J Tanzil (3)	8/13/2004	75,000	$6,410	$0.09
Cheung Ngai Aileen (3)	8/13/2004	250,000	$19,231	$0.08

(3)  Issuance of shares pursuant to Regulation S in conjunction with closing of share exchange transaction with Digital Network Alliance Holdings (BVI), Inc.

(4)  Issuance of shares pursuant to Section 4(2) of the Securities Act in conjunction with closing of share exchange transaction with Digital Network Alliance Holdings (BVI), Inc.

All of the securities sold for cash were offered and sold through our officers and directors in reliance upon exemptions from registration either under Section 4(2) of the Securities Act, Section 3(b) of the Securities Act and Rule 505 promulgated thereunder, or Regulation S under the Securities Act of 1933.  The securities sold for consideration other than cash were offered and sold in reliance upon exemptions from registration under Section 4(2) of the Securities Act or Regulation S.  All such transactions were private offerings made without advertising or public solicitation.  Purchasers who purchased shares for cash signed a subscription agreement acknowledging that they were purchasing shares for their own account and acknowledging that the securities were not registered under the Securities Act and cannot be sold unless they are registered or unless an exemption from registration is available.  In addition, a restrictive legend was placed on all share certificates representing the shares.  Purchasers who acquired shares in the share exchange transaction signed an investment representation acknowledging that the securities were not registered under the Securities Act and cannot be sold unless they are registered or unless an exemption is available.  In addition,  a restrictive legend was placed on all share certificates representing the shares.

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

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

By: /s/ Terence Yap Wing Khai, President, CEO and a director

September 1, 2006

By: /s/ Edward Chan Chi Fai, COO and a director

 September 1, 2006

By: /s/ Eppie Wong Yuk Ping, CFO and a director

 September 1, 2006

By: /s/ Michael Yap Chee Keong, a director

 September 1, 2006