Form 10KSB/A
period 2004-12-31
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2006-09-01
CIK 1116204

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

5

THE BUSINESS

6

GOVERNMENT REGULATION

9

CURRENT OPERATIONS

9

CUSTOMERS AND MARKETING

12

COMPETITION

13

EMPLOYEES

15

ITEM 2.

DESCRIPTION OF PROPERTY.

15

ITEM 3.

LEGAL PROCEEDINGS.

15

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

16

PART II

16

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

16

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

16

PLAN OF OPERATION

17

RESULTS OF OPERATIONS

20

LIQUIDITY AND CAPITAL RESOURCES

21

ITEM 7.

FINANCIAL STATEMENTS.

21

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.  37

ITEM 8A.

CONTROLS AND PROCEDURES.

37

ITEM 8B.

OTHER INFORMATION.

38

PART III

38

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.  38

ITEM 10.

EXECUTIVE COMPENSATION.

42

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

43

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

44

ITEM 13.

EXHIBITS

46

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

47

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

Financial Data Solutions

DNA Financial Systems (HK) Ltd was formed on the 1st April, 2005 as a majority -owned subsidiary of the Company. We own a 70% interest in this company. Ownership of the remaining 30% is split between Anthony Choi, who is Chief Executive Officer of the subsidiary, and EFO Co., Ltd., a Hong Kong corporation, which provides the technology for the services.  It began operations during the month of April, 2005, and received its first contract during the month of June, 2005.

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

Although our revenues increased by approximately 19% from 2003 to 2004, the increase in revenues was offset by the 28% increase in cost of goods sold for the year.  As a result, our gross margin percentage decreased by 5.2% in 2004 as compared to 2003, and gross profit decreased by approximately 4.5%, from $275,453 for the year ended December 31, 2003, to $263,105 for the year ended December 31, 2004.  H

Operating expenses for the year ended December 31, 2004 totaled $2,408,185 compared to $332,392 in 2003, which represents an increase of $2,075,793, or 624.5% from 2003 to 2004 The major components which contributed to the increase in operating expenses include: (i)

issuance of 2,000,000 consulting shares at USD $1.00 each; (ii) salary expenses which increased by approximately $31,227, as a result of hiring additional staff and related expenses;  (ii) professional fees incurred in the course of the reverse takeover increased by approximately $35,472;  (iii) travel expenses related to sales and business development in the region increased by $9,816, and (iv) a slight reduction in the bad debt expense.

Our net loss increased substantially during the year ended December 31, 2004 as compared to the year ended December 31, 2003.  For 2004, our net loss was $(2,141,081), an increase of $2,090,479, or approximately 413%, as compared to a net loss of $(50,602) for 2003.  However, a substantial portion of the loss in 2003 was the result of a write-off during 2003, in which we wrote off and charged to bad debt expense a non-trade receivable in the amount of $45,305 from a corporation in which the Company’s directors have a controlling interest.  Without that write-

off, our net loss for 2003 would have been only $(5,297).  The increase in our net loss for 2004 as compared to 2003 was the result of all of the factors described above including the 28% increase in cost of goods sold as compared to the 19% increase in revenues, and the issuance of 1,000,000 consulting shares at USD $2.00 each, the additional general and administration expenses incurred in conjunction with completion of the reverse merger transaction and the expansion of our business.

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

FINANCIAL STATEMENTS

DECEMBER 31, 2004

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

24

CONSOLIDATED BALANCE SHEETS

25

CONSOLIDATED STATEMENTS OF OPERATIONS

26

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (restated)  27

CONSOLIDATED STATEMENTS OF CASH FLOWS

28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objective of timely alerting them to material information required to be included in our periodic SEC reports.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance of the achievement of these objectives.

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

In November 2004, the Company issued a total of 1,000,000 shares (2,000,000 pre-split) to two consultants pursuant to a registration statement on Form S-8.  For purposes of the registration statement on Form S-8, the shares were valued at a price of $0.10 pre-split per share, but were valued at $2.00 per share in the financial statements to reflect the value of the most recent sales of stock for cash.  A total of  150,000 shares (300,000  pre-split)  were issued to Mr. Mark Anthony for services related to business strategy, marketing and pricing matters.  Mr. Anthony had approximately 20 years experience in the telecommunications business with L.J. Loefler Inter-Com Systems, Inc., who he worked with in the installation of various systems and in marketing of their products in Asia and the U.S.  He has also worked in the brokerage industry in the U.S. and, prior to the July, 2004, change of control transaction described above, was one of the principal shareholders of the Company.  In consideration for the 150,000 shares issued to him in November, 2004, Mr. Anthony will, for a period of two years, act as a liaison between the Company and potential market makers and financial public relations firms, will assist in establishing a financial public relations/investor relations program for the Company, as well as providing strategic planning services and assistance in evaluation, structuring, negotiation and closing of potential business acquisitions.   A total of 850,000 shares (1,700,000 pre-split) were issued to Mr. Wai Hon Chiu for services related to developing and improving the Company’s existing telecommunications technology and delivery in the Asia Pacific region and development of the Company’s business particularly in China.  Mr. Chiu has more than 10 years experience in technology-related businesses in China. Subsequent to the issuance of the 1,000,000 shares (2,000,000 pre-split)  pursuant to the S-8 registration statement, the Company entered into an agreement with the consultants to place stop transfer restrictions on the shares.  The stop transfer restrictions on the shares are not imposed pursuant to any rules or regulations.  They are contractual and are to be enforced by the Company .

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

/s/ Terence Yap, President and Director

Date:   September 1, 2006

/s/ Eppie Wong, Chief Financial Officer and Director

Date:   September 1, 2006

/s/ Edward Chan, Chief Operations Officer and Director

Date:   September 1, 2006

/s/ Michael Yap, Director

Date:   September 1, 2006

/s/ Leslie Ter Chiew Kim

Date:   September 1, 2006