Form 10QSB/A
period 2005-06-30
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2006-09-01
CIK 1116204

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

Total operating expenses for the period ended June 30, 2005 totaled $285,404 compared to $137,111 for the same period ended 2004.  The increase of $148,293 or 108% was primarily attributable to: (i) Salary expenses, due to the additional hiring of staff and related expensed, in creased by approximately $73,133; (ii) professional fees, incurred in the course of the reverse takeover, increased by approximately $57,834; (iii) traveling expenses, related to sales and business development in the region, increase by $17,326.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objective of timely alerting them to material information required to be included in our periodic SEC reports.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of June 30, 2005 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

/s/ Leslie Ter Chiew Kim, Director

Date:

September 1, 2006