Form 10QSB/A
period 2005-09-30
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2006-09-01
CIK 1116204

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

17

OVERVIEW

17

ITEM 3.

 CONTROLS AND PROCEDURES

19

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

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

RESTATED UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

CONTENTS

PAGES
Consolidated balance sheets	6
Consolidated statements of operations	7 - 8
Consolidated statements of cash flows	9
Notes to unaudited consolidated financial statements	10 - 14

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	30-Sep-05	31-Dec-04
	(Unaudited)	Audited
	(restated)
	USD	USD
ASSETS
Current assets
Cash and cash equivalents	$ 43,803	$ 71,343
Trade accounts receivable	947,935	151,400
Stock subscription receivable	0	100,000
Installation in progress	350,000	0
Prepaid expenses and other assets	108,879	105,666
Total current assets	1,450,617	428,409
Plant and equipment, net	26,838	34,094
Total assets	$ 1,477,455	$ 462,503

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Trade accounts payable	$ 1,024,337	$ 236,292
Accrued expenses	39,219	44,141
Deposits	51,017	81,994
Deferred revenue	500,000
Current portion of long-term debt	4,633	4,573
Total current liabilities	1,619,206	367,000

Long-term debt, less current portion	0	3,109

Stockholders' Equity (Deficit)
Common stock - Par value $.001; authorized 200,000,000
shares authorized, 11,100,000 shares
issued and outstanding	11,100	11,100
Additional paid in capital	2,282,140	2,282,140
Retained Deficit	(2,435,629)	(2,201,484)
Accumulated other comprehensive income	638	638

Total Stockholders' Equity (Deficit)	(141,751)	92,394

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,477,455	$ 462,503

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

ITEM 3.

CONTROLS AND PROCEDURES

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures that are designed to ensure that in formation required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objective of timely alerting them to material information required to be included in our periodic SEC reports.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of September 30, 2005 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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