Form 10KSB/A
period 2005-12-31
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2006-09-01
CIK 1116204

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

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__

INDEX

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

The Business

Government Regulation

Current Operations

Customers And Marketing

Competition

Employees

Reports To Security Holders

ITEM 2.

DESCRIPTION OF PROPERTY.

ITEM 3.

LEGAL PROCEEDINGS.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Overview

Results Of Operations

Liquidity And Capital Resources

ITEM 7.

FINANCIAL STATEMENTS.

ITEM 8A.

CONTROLS AND PROCEDURES.

ITEM 8B.

OTHER INFORMATION.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

Involvement in Certain Legal Proceedings

Family Relationships

Other Relationships or Arrangements

Directorships

Audit Committee Financial Expert

Section 16(a) Beneficial Ownership Compliance

Code of Ethics

ITEM 10.

EXECUTIVE COMPENSATION.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS AND MANAGEMENT.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13.

EXHIBITS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Consolidated Financial Statements

December 31, 2005

Child, Van Wagoner & Bradshaw, PLLC

A Professional Limited Liability Company of CERTIFIED PUBLIC ACCOUNTANTS

1284 W.  Flint   Meadow   Dr., Suite D, Kaysville, UT 8403       PHONE: (801) 927-1337;  FAX: (801) 927-1344

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objective of timely alerting them to material information required to be included in our periodic SEC reports.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance of the achievement of these objectives.

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