Form 10KSB/A
period 2004-12-31
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2006-10-19
CIK 1116204

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

15

PART II

16

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

16

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

16

PLAN OF OPERATION

17

RESULTS OF OPERATIONS

19

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

45

ITEM 13.

EXHIBITS

46

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

48

EXPLANATORY NOTE

We are filing this Form 10-KSB/A for the fiscal year ended December 31, 2004, to reflect a change in our internal controls and procedures disclosure.

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

Satellite Internet Services

For purposes of providing satellite internet services, we have leased satellite capacity and teleport services from China Digital satNet Ltd.  The teleport is the central satellite earth station where all satellite and data communications equipment is installed and managed.  It is also the central location where all remote sites in various countries are connected in order to facilitate communication.  We pay a fee for satellite capacity and teleport services based upon the amount of satellite capacity subscribed for from time to time.   Agreements are based upon 12-month terms with automatic renewal provisions.  Satellite capacities can also be reduced or increased at any time without penalties.   The performance and reliability of the satellite infrastructure is critical to our success.  A system failure or decrease in the performance of the network, causing an interruption of service or increases in response time for services, would have a negative impact on current and prospective users.  Potential sources of interruption include, but are not limited to: (1) system failure caused by natural disaster; (2) power loss or telecommunications failure;  (3) computer viruses or other tampering with the system; (4) destruction or loss of satellite; and (5) software errors.  Any disruption or failure of the satellite network infrastructure would have a material adverse effect on us and could cause our business to fail.  Although we have not established a specific back-up plan which would be implemented in the event of a significant disruption or failure of our current satellite network infrastructure, we have established contacts and have had preliminary discussions with other satellite operators in the region, including Intelsat and Entelsat.  We plan to maintain our contacts with these satellite operators in the event significant problems arise with the services provided by China Digital satNet Ltd.

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

Financial Data Solutions

DNA Financial Systems (HK) Ltd was formed on the 1st April 2005 as a majority -owned subsidiary of the Company. We own a 70% interest in this company. Ownership of the remaining 30% is split between Anthony Choi, who is Chief Executive Officer of the subsidiary, and EFO Co., Ltd., a Hong Kong corporation, which provides the technology for the services.  It began operations during the month of April 2005, and received its first contract during the month of June 2005.

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

In the market for satellite internet services competition is primarily by price, flexibility and service quality.  Our primary competitors in the markets in which we currently operate include Hawaii-Pacific Teleport, Singapore Telecommunications and Ipstar Co, Ltd, a company which is based in Thailand.  Our ability to compete in this market has the been the result of several factors including (i) our small size allows quick implementation of services, where larger organizations might be hindered by the need for more internal approvals and may therefore be slower to implement services; (ii) effective working relationships with suppliers which has allowed us to provide flexible and customized solutions to customers such as packaged equipment financing, shorter term contracts and credit relaxation to long-term customers; (iii) extensive local market understanding provided by our management team; (iv) fewer employees allows us to operate with lower overhead costs compared to larger organizations; and (v) excess satellite capacity providing us with flexibility to select satellites which provide the most cost effective and efficient solutions.  A customized service we provide is the option for customers to sign shorter-term contracts than some of our competitors.  Some customers prefer to sign a shorter-term contract in order to minimize their total financial obligation under the contract.   This creates potential financial risk for us in the event such customers do not elect to renew their contracts at the end of the initial term, but we do not consider such risks to be material because revenues from such customers currently represent only approximately 5% of our gross revenues.  In addition, in order to help compensate us for this risk, we require larger monthly payments from customers who sign shorter-term contracts.  In order to retain certain long-term customers, we have also sometimes agreed to relaxation of our usual credit terms.   In such circumstances there is a risk that the customer will delay payment or completely default in making payments.   However, in that event we are able to limit our losses by suspending services and removing our equipment.

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

ITEM 8A.

CONTROLS AND PROCEDURES.

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

After completing our evaluation, we received comments from the SEC staff in relation to our Registration Statement on Form SB-2.  After considering the staff’s comments, our management concluded that we needed to restate certain of our financial statements to revise estimates of certain asset and liability valuations which had a material impact on the registrant’s results of operation.  Such restatement is described in more detail in Note 11 to our Financial Statements included in this Annual Report on Form 10-KSB/A for the year ended December 31, 2004.  Based on the foregoing, our principal executive officer and principal financial officer reviewed and reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded processed, summarized and reported within the time periods specified by the SEC.  Based on our re-evaluation of our disclosure controls and procedures, the Company’s principal executive officer and principal financial officer have now concluded that a material weakness existed in the Company’s internal control over financial reporting. The material weakness in internal control over financial reporting related to a lack of knowledge of United States GAAP procedures on the part of the Company.  The Company CFO plans to seek specific training in the areas of stock based compensation and contingency valuation in order to remedy this weakness.

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

Biographical Information

Terence Yap.  Mr. Yap is President, CEO and a Director of the Company.  He has been affiliated with the Company and its affiliated entities since January 2002, when he co-founded Digital Network Alliance (HK) Ltd.  From April, 2000, to December, 2002, he was the Director of Business Development for Skyhub Asia Co., Ltd., where he was responsible for the development of partnerships and alliances with various partners in Hong Kong and within the region.   Skyhub Asia’s main line of business was the provision of satellite services within the Asia Pacific region.  From June, 1999 to April, 2000, he was Business Development Manager of MCI WorldCom Asia Pacific, Ltd., where he was part of the business development team in the Asia Pacific region and was involved in mergers and acquisitions of licensed telecommunications companies, building of physical points of presence and negotiations with incumbent telecommunications operators.  MCI WorldCom main line of business was the provision of global data communication services.  From June 1998, to June 1999, he was distribution manager for Tele Media International H.K. Ltd (TMI), where he was responsible for distribution and sale of the company’s products and services within various countries in the Asia Pacific region.  TMI’s main line of business was the provision of data communication services within Europe and Asia Pacific region.  From January 1996, to June 1998, he was employed by Hutchison Corporate Access (HK) Ltd., and Hutchison Corporate Access Pte. Ltd (HCA), first as senior market development executive and later as business development manager.  HCA’s main line of business is the provision of satellite data network services within the Asia Pacific region.  From June, 1995, to January, 1996, he was employed by Pacific Century Corporate Access Pte. Ltd (PCCA)., as a project engineer.  PCCA’s main line of business was the provision of satellite data networking services in the Asia Pacific region.  He is the spouse of Eppie Wong, who is the CFO and a Director of the Company.  He has a B.Bus degree from Swinburne University of Technology, Australia and an MBA from The Chinese University of Hong Kong.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 19 , 2006.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
(Registrant)

By: /s/ Terence Yap, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Terence Yap, President and Director

Date:   October 19 , 2006

/s/ Eppie Wong, Chief Financial Officer and Director

Date:    October 19 , 2006

/s/ Edward Chan, Chief Operations Officer and Director

Date:    October 19 , 2006

/s/ Michael Yap, Director

Date:    October 19 , 2006

/s/ Leslie Ter Chiew Kim

Date:    October 19 , 2006