Form 10QSB/A
period 2005-03-31
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2006-10-19
CIK 1116204

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

EXPLANATORY NOTE

We are filing this Form 10-QSB/A for the period ended March 31, 2005, to reflect a revision in our internal controls and procedures disclosure and a revision of our revenue recognition explanation.

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

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company was engaged to perform a base station installation in Indonesia. The terms call for payment in advance and a one year service contract following the completion of installation. In accordance with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, the Company estimated that 5% of the contract amount will be attributable to the one year service agreement using the residual method. Revenue will be recognized for 95% of the $500,000 contract, or $475,000, upon completion of installation and the remaining $25,000 will be recognized ratably over the one year term of the service contract. Accordingly, deferred revenue in the amount of $500,000 is included on the balance sheet at June 30, 2005.

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

After completing our evaluation, we received comments from the SEC staff in relation to our Registration Statement on Form SB-2.  After considering the staff’s comments, our management concluded that we needed to restate certain of our financial statements to revise estimates of certain asset and liability valuations which had a material impact on the registrant’s results of operation.  Such restatement is described in more detail in Note 4 to our Financial Statements included in our Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2005.  Based on the foregoing, our principal executive officer and principal financial officer reviewed and reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded processed, summarized and reported within the time periods specified by the SEC.  Based on our re-evaluation of our disclosure controls and procedures, the Company’s principal executive officer and principal financial officer have now concluded that a material weakness existed in the Company’s internal control over financial reporting. The material weakness in internal control over financial reporting related to a lack of knowledge of United States GAAP procedures on the part of the Company.  The Company CFO plans to seek specific training in the area of revenue recognition in order to remedy this weakness.

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

Date:

October 19 , 2006

/s/ Edward Chan, Chief Operations Officer and Director

Date:

October 19, 2006

/s/ Michael Yap, Director

Date:

October 19, 2006

/s/ Leslie Ter Chiew Kim

Date:

October 19, 2006