Form 10QSB/A
period 2005-06-30
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2006-10-19
CIK 1116204

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

EXPLANATORY NOTE

We are filing this Form 10-QSB/A for the period ended June 30, 2005, to reflect a change in our internal control and procedures disclosure and to update the Revenue Recognition section of Note 3 of our financial statements.

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

After completing our evaluation, we received comments from the SEC staff in relation to our Registration Statement on Form SB-2.  After considering the staff’s comments, our management concluded that we needed to restate certain of our financial statements to revise estimates of certain asset and liability valuations which had a material impact on the registrant’s results of operation.  Such restatement is described in more detail in Note 4 to our Financial Statements included in our Quarterly Report on Form 10-QSB/A for the quarters ended March 31, 2005 and June 30, 2005.  Based on the foregoing, our principal executive officer and principal financial officer reviewed and reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded processed, summarized and reported within the time periods specified by the SEC.  Based on our re-evaluation of our disclosure controls and procedures, the Company’s principal executive officer and principal financial officer have now concluded that a material weakness existed in the Company’s internal control over financial reporting. The material weakness in internal control over financial reporting related to a lack of knowledge of United States GAAP procedures on the part of the Company.  The Company CFO plans to seek specific training in the areas of stock based compensation and contingency valuation in order to remedy this weakness.

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

/s/ Leslie Ter Chiew Kim, Director

Date:

October 19 , 2006