Form 10KSB/A
period 2005-12-31
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2006-10-19
CIK 1116204

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

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__

INDEX

PART I

5

ITEM 1.

DESCRIPTION OF BUSINESS.

5

The Business

6

Government Regulation

10

Current Operations

10

Customers And Marketing

13

Competition

14

Employees

16

Reports To Security Holders

16

ITEM 2.

DESCRIPTION OF PROPERTY.

16

ITEM 3.

LEGAL PROCEEDINGS.

17

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

17

PART II

17

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

17

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

18

Overview

19

Results Of Operations

20

Liquidity And Capital Resources

21

ITEM 7.

FINANCIAL STATEMENTS.

21

ITEM 8A.

CONTROLS AND PROCEDURES.

38

ITEM 8B.

OTHER INFORMATION.

39

PART III

39

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.  39

Directors and Executive Officers

39

Involvement in Certain Legal Proceedings

43

Family Relationships

43

Other Relationships or Arrangements

43

Directorships

43

Audit Committee Financial Expert

43

Section 16(a) Beneficial Ownership Compliance

44

Code of Ethics

44

ITEM 10.

EXECUTIVE COMPENSATION.

44

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS AND MANAGEMENT.

46

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

47

ITEM 13.

EXHIBITS

49

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

50

EXPLANATORY NOTE

We are filing this Form 10-KSB/A for the fiscal year ended December 31, 2005, to reflect a change in our internal controls and procedures disclosure.

Any items included in the original report on Form 10-KSB for the fiscal year ended December 31, 2005, that are not included herein, are not amended and remain in effect as of the date of the original filing thereof.  Additionally, this Form 10-KSB/A does not purport to provide a general update or discussion of any other developments subsequent to the original filing.

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

We have a contract with MCI for worldwide connectivity.   Our agreement with MCI is on a three-month automatically renewable basis and requires one month prior notice of termination.   Under the contract we are billed on a monthly basis based upon the amount of bandwidth used during the month.  When data comes from a customer of one of our local service providers, it is first connected to their satellite dish in the country of origin and is transmitted via satellite to our teleport in Hong Kong.  From our teleport in Hong Kong it is “routed” or connected to MCI to be transmitted to its final destination.  We pay a monthly fee  based upon a set rate for the bandwidth that is subscribed by us for connectivity to the Internet backbone via MCI.   MCI has the right, upon not less than 30 days notice, to increase the rate we are charged to subscribe for bandwidth.

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

After completing our evaluation, we received comments from the SEC staff in relation to our Registration Statement on Form SB-2.  After considering the staff’s comments, our management concluded that we needed to restate certain of our financial statements to revise estimates of certain asset and liability valuations which had a material impact on the registrant’s results of operation.  Such restatement is described in more detail in Note 11 to our Financial Statements included in our Quarterly Reports on Forms 10-QSB/A for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.  Based on the foregoing, our principal executive officer and principal financial officer reviewed and reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded processed, summarized and reported within the time periods specified by the SEC.  Based on our re-evaluation of our disclosure controls and procedures, the Company’s principal executive officer and principal financial officer have now concluded that a material weakness existed in the Company’s internal control over financial reporting. The material weakness in internal control over financial reporting related to a lack of knowledge of United States GAAP procedures on the part of the Company.  The Company CFO plans to seek specific training in the area of revenue recognition in order to remedy this weakness.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 19, 2006.

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