Form 10QSB
period 2006-09-30
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2006-11-14
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At September 30, 2006, the following shares were outstanding: 11,100,000.

Transitional Small Business Disclosure Format (Check one):  Yes...     No X

- i -

INDEX

PART 1 - FINANCIAL INFORMATION

1

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

1

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

12

OVERVIEW

12

ITEM 3.

CONTROLS AND PROCEDURES

14

PART II - OTHER INFORMATION

15

ITEM 1.

LEGAL PROCEEDINGS

15

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

15

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

15

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

15

ITEM 5.

OTHER INFORMATION

15

ITEM 6.

EXHIBITS

15

- 0 -

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The unaudited financial statements of registrant for the nine months ended September 30, 2006, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

CONTENTS

PAGES
Consolidated Balance Sheets	4
Statements of Operations	5-6
Statements of Cash Flows	7
Notes to unaudited consolidated financial statements	8
Management Discussions and Analysis	12

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	30-Sep-06	31-Dec-05
	(Unaudited)	(Audited)

	USD	USD
ASSETS
Current assets
Cash and cash equivalents	$ 63,748	$ 50,738
Trade accounts receivable, net	100,952	135,713
Prepaid expenses and other assets	39,221	49,702
Total current assets	203,921	236,153
Plant and equipment, net	73,715	36,047
Total assets	$ 277,636	$ 272,200

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Trade accounts payable	$ 419,140	$ 514,972
Accrued expenses	9,542	18,646
Deposits	45,067	74,353
Deferred revenue	4,167	22,917
Loan from director	259,459	0
Current portion of long-term debt	232	2,900
Total current liabilities	737,607	633,788

Stockholders' deficit
Common stock - Par value $.001; 200,000,000 shares
authorized, 11,100,000 shares issues and outstanding	11,100	11,100
Additional paid in capital	2,282,140	2,282,140
Accumulated deficit	(2,756,188)	(2,657,954)
Accumulated other comprehensive income	2,977	3,126

Total stockholders' deficit	(459,971)	(361,588)

Total liabilities and stockholders' deficit	$ 277,636	$ 272,200

See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended Sept 30,
	2006	2005
	(Unaudited)	(Unaudited)
	USD	USD

Sales revenues	$ 228,659	$ 389,168

Cost of goods sold	136,090	344,649

Gross profit	92,569	44,519

General and administrative expenses	109,214	87,840

Net operating loss	(16,645)	(43,321)

Other income
Interest income (expense)	0	61
Other	536	3,122
Total other income	536	3,183

Net loss before income tax and minority interest	(16,109)	(40,138)

Taxes	0	0

Net loss before minority interest	(16,109)	(40,138)

Minority interest in subsidiary loss	0	0

Net Loss	(16,109)	(40,138)

Foreign currency translation adjustment	0	0

Comprehensive loss	(16,109)	(40,138)

Net loss per common share	$ (0.00)	$ (0.00)

Weighted average common stock outstanding	11,100,000	11,100,000

See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine months ended Sept 30,
	2006	2005
	(Unaudited)	(Unaudited)
	USD	USD

Sales revenues	$ 810,466	$ 1,420,900

Cost of goods sold	589,540	1,299,471

Gross profit	220,926	121,429

General and administrative expenses	323,052	373,244

Net operating loss	(102,126)	(251,815)

Other income
Interest expense	(241)	(180)
Other	4,133	17,850
Total other income	3,892	17,670

Net loss before income tax and minority interest	(98,234)	(234,145)

Taxes	0	0

Net loss before minority interest	(98,234)	(234,145)

Minority interest in subsidiary loss	0	0

Net Loss	(98,234)	(234,145)

Foreign currency translation adjustment	(149)	0

Comprehensive loss	(98,383)	(234,145)

Net loss per common share	$ (0.01)	$ (0.02)

Weighted average common stock outstanding	11,100,000	11,100,000

 See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL. INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
	USD	USD
Operating activities:

Net loss	$ (98,234)	$ (234,145)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation, depletion and amortization	19,543	12,455
Stock subscription collected		100,000
Change in operating assets and liabilities
Trade accounts receivable	34,761	(796,535)
Prepaid expenses and other assets	10,481	(3,213)
Installation in progress	0	(350,000)
Trade accounts payable	(95,833)	788,045
Accrued expenses	(9,104)	(4,922)
Deposits	(29,286)	(30,977)
Deferred revenue	(18,750)	500,000
Net cash used in operating activities	(186,571)	(19,292)

Investing activities:
Capital expenditures, including:
Purchase of plant and equipment, net	(57,210)	(5,199)
Net cash used in investing activities	(57,210)	(5,199)

Financing activities:
Proceeds from loans from director	259,459	0
Repayment of long-term debt	(2,668)	(3,049)
Net cash provided by (used in) financing activities	256,791	(3,049)

Effect of rate changes on cash	0	0

Net change in cash and cash equivalents	13,010	(27,540)

Cash and cash equivalents, beginning of period	$ 50,738	$ 71,343

Cash and cash equivalent, end of period	$ 63,748	$ 43,803

Cash paid for interest	$ 241	$ 181
Cash paid for income taxes	0	0

See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF OPERATIONS

1.

Digital Network Alliance International, Inc. (the Company) was incorporated on August 20, 1997 in the State of Delaware as Sheffield Products, Inc. On August 13, 2004 the Company acquired all of the outstanding stock of Digital Network Alliance Holdings (BVI) Inc., a British Virgin Islands Corporation (Digital BVI) in exchange for stock of the Company. On November 30, 2004 the Company changed its name to Digital Network Alliance International, Inc. The consolidated results of operations are those of Digital BVI and its consolidated subsidiaries.

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

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Economic and Political Risks

The Company faces a number of risks and challenges as a result of having primary operations and markets in the People’s Republic of China. Changing political climates in the PRC could have a significant effect on the Company’s business.

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents includes cash on hand and demand deposits held by banks. None of the Company’s deposits are insured by the Federal Deposit Insurance Corporation or any other entity of the U.S. government.

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. At September 30, 2006 the allowance for doubtful accounts totaled $108,348.

Prepaid Expenses

Prepaid expenses consist primarily of prepayments made to contractors for circuits and services not yet received by the Company.

Plant and Equipment

Property, plant and equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the useful lives of the assets. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are charged to expenses as incurred.  Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income.  Depreciation related to property and equipment used in production is reported in cost of sales.  Property and equipment are depreciated over their estimated useful lives as follows:

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

Retirement Benefits

The Company has a defined contribution benefit plan. The Company’s contributions are discretionary. For the period ended September 30, 2006, the contribution made by Digital Network Alliance amounted to $6,535.

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

The Company had no potentially dilutive securities outstanding at September 30, 2006.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion are what are known as “forward-looking statements,” which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement.  Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.   We caution you not to place undue reliance on these forward-looking statements.  Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

RESULTS OF OPERATIONS

Net sales for period ended September 30, 2006 and September 30, 2005 were $810,466 and $1,420,900 respectively.  This decrease of $610,434 or approximately 43% was the result of managed network services and network build out and system integration in 2005, for which there was no such income in 2006.  In addition, satellite income has dropped significantly by $338,655 due to the general economic situation of the industry.

Cost of goods sold for the nine months ended September 30, 2006 was $589,540 compared to $1,299,471 in the same period of 2005. The decrease of $709,931 or 55% was mainly due to the fact that there were no costs incurred in the setting up of managed network services in Indonesia in 2006.

Gross profit increased by $99,497 to $220,926 from $121,429 for the nine months ended September 30, 2006 and September 30, 2005 respectively.   The gross margin percentage has shown an increase of 82% from September 30, 2005 to September 30, 2006.  The increase in gross margin reflects the well-controlled cost in satellite business and the increased profit margin in the broadband business.

General and administration expenses for the period ended September 30, 2006 totaled $323,052 compared to $373,244 in the same period ended 2005.  The decrease of $50,192 or 13% was primarily due to: (i) entertainment, decreased by $7,793; (ii) professional fees dropped by $36,002; (iii) overseas traveling and hotel & accommodation decreased by $15,500.  The total decrease was offset by the increase of rental of $9,103 after the moving to a new office at the end of September, 2006.

Net loss before tax for the periods ended September 30, 2006 and September 30, 2005 was $(98,383) and  $(234,145) respectively.  The decrease of $135,761 or 58% was mainly due to the increase in the gross profit margin and the decrease in general and administrative expenses as explained above.

LIQUIDITY AND CAPITAL RESOURCES

For the period ended September 30, 2006, the Company balance sheet reflects current assets of $203,921, total assets of $277,636, total current liabilities of $737,607 and stockholder’s equity of $(459,971).  As of December 31, 2005, the Company’s balance sheet reflects current assets of $236,153 total assets of $272,200, total current liabilities of $633,788 and stockholder’s equity of $(361,588).  The slight decrease in liquidity from 0.37 to 0.28 was the result of our net loss with an increase in director’s loan financing.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

/s/ Terence Yap, President and Director

Date:

November 14, 2006

/s/ Eppie Wong, Chief Financial Officer and Director

Date:

 November 14, 2006

/s/ Edward Chan, Chief Operations Officer and Director

Date:

 November 14, 2006

/s/ Michael Yap, Director

Date:

November 14, 2006

/s/ Leslie Ter Chiew Kim, Director

Date:

 November 14, 2006