Form 10KSB/A
period 2005-12-31
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2006-12-28
CIK 1116204

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

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

17

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

18

Overview

19

Results Of Operations

20

Liquidity And Capital Resources

21

ITEM 7.

FINANCIAL STATEMENTS.

22

ITEM 8A.

CONTROLS AND PROCEDURES.

39

ITEM 8B.

OTHER INFORMATION.

40

PART III

40

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.  40

Directors and Executive Officers

40

Involvement in Certain Legal Proceedings

44

Family Relationships

44

Other Relationships or Arrangements

44

Directorships

44

Audit Committee Financial Expert

45

Section 16(a) Beneficial Ownership Compliance

45

Code of Ethics

45

ITEM 10.

EXECUTIVE COMPENSATION.

45

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS AND MANAGEMENT.

47

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

48

ITEM 13.

EXHIBITS

50

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

51

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

We have a contract with MCI for worldwide connectivity.   Our agreement with MCI is on a three-month automatically renewable basis and requires one-month prior notice of termination.   Under the contract we are billed on a monthly basis based upon the amount of bandwidth used during the month.  When data comes from a customer of one of our local service providers, it is first connected to their satellite dish in the country of origin and is transmitted via satellite to our teleport in Hong Kong.  From our teleport in Hong Kong it is “routed” or connected to MCI to be transmitted to its final destination.  We pay a monthly fee based upon a set rate for the bandwidth that is subscribed by us for connectivity to the Internet backbone via MCI.   MCI has the right, upon not less than 30 days notice, to increase the rate we are charged to subscribe for bandwidth.

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

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this prospectus are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. In evaluating these forward-looking statements, you should consider various factors which may cause our actual results to differ materially from any forward- looking statement.  We caution you not to place undue reliance on these forward-looking statements.  Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

Revenues from our satellite services are based upon monthly subscription fees.  It is recognized on a straight-line basis over the term of the service contract. Customers start paying the monthly subscription fees when the satellite link is established.

Revenues from our managed network services are based upon one-off installation fees and monthly subscription fees.  For the one-off installation fees, the revenues are recognized upon completion of the installation because it is a fee for completed work which the customer contractually agrees, prior to the commencement of the work, to pay upon completion of the installation.  Upon completion of the installation we have no ongoing obligation to perform services.  For the monthly subscription fees, revenues are recognized on a straight-line basis over the term of the service contract.  Customers start paying the monthly subscription fees when the broadband access connection is established.

Revenues from our voice termination services fluctuate as they depend on the usage of the customers during the period.  The Company receives prepayment based upon the estimated amount of traffic that the customer is likely to transmit.  The revenues are recognized when the customer completes the traffic transmission.  Receipts of cash prepayments are recorded as deposits received.

Revenues from our financial solutions are based upon monthly subscription fees.  They are recognized on a straight-line basis over the terms of the service contracts.  Payments are received quarterly in advance.  Receipts of cash prepayments are recorded as deposits received.

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

The Company was engaged to perform a hardware installation in Indonesia. The terms called for payment in advance and a one-year service contract following the completion of installation. In accordance with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, the Company estimated that 5% of the contract amount was attributable to the one year service agreement. Revenue was recognized for 95% of the $500,000 contract, or $475,000, upon completion of installation in December 2005 and the remaining $25,000 will be recognized ratably over the one-year term of the service contract. Accordingly, deferred revenue in the amount of $22,917 is included on the balance sheet at December 31, 2005.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance of achieving the objectives of timely accumulating and communicating material information required to be included in our periodic SEC reports to management and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified ..

There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

After completing our evaluation, we received comments from the SEC staff in relation to our Registration Statement on Form SB-2.  After considering the staff’s comments, our management concluded that we needed to restate certain of our financial statements to correct an error regarding revenue recognition ..  Such restatement is described in more detail in Note 4 to our Financial Statements included in our Quarterly Reports on Forms 10-QSB/A for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.  Based on the foregoing, our principal executive officer and principal financial officer reviewed and reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded processed, summarized and reported within the time periods specified by the SEC.  Based on our re-evaluation of our disclosure controls and procedures, the Company’s principal executive officer and principal financial officer have now concluded that a material weakness existed in the Company’s internal control over financial reporting and that the controls and procedures were ineffective as of the end of the period ended December 31, 2005 .. The material weakness in internal control over financial reporting related to a lack of knowledge of United States GAAP procedures on the part of the Company.  The Company CFO plans to seek specific training in the area of revenue recognition in order to remedy this weakness.

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

In April 2005, DNA Financial Systems (HK) Ltd., was formed.  DNA Financial Systems (HK) Ltd., is owned by Digital Financial Systems (BVI), Inc., which is our 70% owned subsidiary.   Ownership of the remaining 30% of Digital Financial Systems (BVI), Inc., split between Choi Ying Ming, who is the Chief Executive Officer of DNA Financial, and EFO Co., Ltd., a Hong Kong corporation.  Mr. Choi is not involved with EFO Co., Ltd., and is not an officer, director or shareholder of that company.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 2 8 , 2006.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

(Registrant)

By: /s/ Edward Chan, Chief Executive Office, Chief Operating Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Terence Yap, Director

Date:   December 2 8 , 2006

/s/ Eppie Wong, Chief Financial Officer and Director

Date:   December 2 8 , 2006

/s/ Edward Chan, Chief Operations Officer and Director

Date:   December 2 8 , 2006

/s/ Michael Yap, Director

Date:   December 2 8 , 2006

/s/ Leslie Ter Chiew Kim

Date:   December 2 8 , 2006