Form 10KSB/A
period 2005-12-31
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2007-02-13
CIK 1116204

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

Overview

20

Results Of Operations

21

Liquidity And Capital Resources

22

ITEM 7.

FINANCIAL STATEMENTS.

23

ITEM 8A.

CONTROLS AND PROCEDURES.

40

ITEM 8B.

OTHER INFORMATION.

41

PART III

41

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.  41

Directors and Executive Officers

41

Involvement in Certain Legal Proceedings

45

Family Relationships

45

Other Relationships or Arrangements

45

Directorships

45

Audit Committee Financial Expert

45

Section 16(a) Beneficial Ownership Compliance

46

Code of Ethics

46

ITEM 10.

EXECUTIVE COMPENSATION.

46

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS AND MANAGEMENT.  47

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

48

ITEM 13.

EXHIBITS

50

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

51

EXPLANATORY NOTE

We are filing this Form 10-KSB/A for the fiscal year ended December 31, 2005, to reflect a change in our notes to our financial statements and management’s discussion and analysis ..

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

We collected $241,714.57 in revenue for the year ended 2005.  The uncollected portion, consisting of $49,993.34, has been provided for doubtful debts as at the year ended 2005.  We provided the amount of $102,875 as an allowance for doubtful debts for the year ending December 31, 2006.  It represents 43% of the total Accounts Receivables as at the year ended 2005.

We made allowance for doubtful accounts based on a review of all outstanding amounts on a quarterly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

 Revenues from our managed network services are based upon hardware sales, base station installation fees and monthly subscription fees.  Revenue from hardware sales is recognized when delivery has been made in accordance with contract terms, pricing is fixed or determined, and collectibility is reasonably assured. The Company had one such contract sale in March of 2005 in the amount of $212,200. This sale included a one year warranty, which was to be covered by the hardware manufacturer. Consequently, no warranty reserve was made on the books of the Company. The Company was engaged to perform a base station installation in Indonesia. The terms called for payment in advance and a one year service contract following the completion of installation. In accordance with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, the fair value of the one year service agreement was determined using third-party evidence of fair value for largely interchangeable services provided by a competitor to similarly situated customers, since vendor-specific evidence of fair value did not exist, and that the $475,000 was allocated to the completed installation using

the residual method.   Revenue was recognized for the installation portion of the contract upon completion of the installation in December 2005 and the annual service portion is recognized ratably over the one year term of the service contract.  For the monthly subscription fees, revenues are recognized on a straight line basis over the term of the service contract.  Customers start paying the monthly subscription fees when the broadband access connection is established.

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

Related Party Transaction :  The captions “Loan from Directors” represent loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment and are therefore deemed payable on demand.

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

Results Of Operations

YEAR ENDED DECEMBER 31, 2005 COMPARED WITH YEAR ENDED DECEMBER 31, 2004

Net sales for the years ended December 31, 2005, and December 31, 2004, were $2,310,102 and $1,244,939, respectively, which represents an increase of $1,065,163, or approximately 86%, from 2004 to 2005.    Revenue from non-recurring events accounted for a 34% increase in net sales, while revenue from recurring events accounted for a 52% increase.  This growth in net sales is primarily attributable to our receipt of a one-time installation fee for a hardware installation in Indonesia but also includes general growth in our business including a 52% increase in broadband business due to an increase in demand for broadband services in hotels and service apartments in Hong Kong, 14% increase in satellite business due to an increase in demand for satellite internet access, 17% increase in voice termination due to an increase in the number of termination routes and 3% increase in our additional income derived from our new subsidiary, DNA Financial, due to an increased market penetration in Hong Kong as the subsidiary began operations in April 2005 ..

 Cost of goods sold for the year ended December 31, 2005 was $2,186,741 compared to $986,071 in 2004, which represents an increase of $1,200,670, or approximately 122%, from 2004 to 2005.  The increase in cost of goods sold was primarily the result of non-recurring costs totaling $696,330, which were incurred in conjunction with the base station installation project in Indonesia.  The remaining portion of the increase in cost of goods sold from 2004 to 2005 is attributable to increases in satellite costs due to an increase in satellite revenue.

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

Operating expenses for the year ended December 31, 2005 totaled $584,644 compared to $2,403,948 in 2004, which represents a decrease of $1,819,304, or 76% from 2004 to 2005.  The major components which contributed to the decrease in operating expenses include a 79% decrease in general and administrative expenses ..  General and administrative expenses decreased primarily because consulting fees decreased.  In 2004, we paid a $2,030,000 consulting fee.  Because we did not have to pay this fee in 2005, general and administrative expenses decreased by 79%.  This decrease was offset by the slight increase of bad debts by 2% and an increase of distribution expenses by 1%.

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

26

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

The Company was engaged to perform a hardware installation in Indonesia. The terms called for payment in advance and a one-year service contract following the completion of installation. The fair value of the one year service agreement was determined using third-party evidence of fair value for largely interchangeable services provided by a competitor to similarly situated customers, since vendor-specific evidence of fair value did not exist, and that the $475,000 was allocated to the completed installation using the residual method.   Revenue was recognized for 95% of the $500,000 contract, or $475,000, upon completion of installation in December 2005 and the remaining $25,000 will be recognized ratably over the one-year term of the service contract. Accordingly, deferred revenue in the amount of $22,917 is included on the balance sheet at December 31, 2005.

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

After completing our evaluation, we received comments from the SEC staff in relation to our Registration Statement on Form SB-2.  After considering the staff’s comments, our management concluded that we needed to restate certain of our financial statements to correct an error regarding revenue recognition.  Such restatement is described in more detail in Note 4 to our Financial Statements included in our Quarterly Reports on Forms 10-QSB/A for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.  Based on the foregoing, our principal executive officer and principal financial officer reviewed and reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded processed, summarized and reported within the time periods specified by the SEC.  Based on our re-evaluation of our disclosure controls and procedures, the Company’s principal executive officer and principal financial officer have now concluded that a material weakness existed in the Company’s internal control over financial reporting and that the controls and procedures were ineffective as of the end of the period ended December 31, 2005. The material weakness in internal control over financial reporting related to a lack of knowledge of United States GAAP procedures on the part of the Company.  The Company CFO plans to seek specific training in the area of revenue recognition in order to remedy this weakness.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 2007 ..

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

(Registrant)

By: /s/ Edward Chan, Chief Executive Office, Chief Operating Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Terence Yap, Director

Date:   February 13, 2007

/s/ Eppie Wong, Chief Financial Officer and Director

Date:   February 13, 2007

/s/ Edward Chan, Chief Operations Officer and Director

Date:   February 13, 2007

/s/ Michael Yap, Director

Date:   February 13, 2007

/s/ Leslie Ter Chiew Kim

Date:   February 13, 2007