Form 10KSB
period 2006-12-31
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2007-04-13
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

X   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

___TRANSITION REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

 (Name of small business in its charter)

Delaware	4899	52-2175896
(State or other jurisdiction of incorporation)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)
13/F., 1301, Jubilee Centre, 18 Fenwick Street, Wanchai, Hong Kong 852-3104-9012
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

State issuer's revenues for its most recent fiscal year: $1,055,274

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2006, the Company had 11,100,000 shares outstanding.

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

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

BACKGROUND

We were incorporated under the laws of the State of Delaware on August 19, 1997, under the name of Sheffield Products, Inc. We changed our name to Digital Network Alliance International, Inc. on November 30, 2004.

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

On July 21, 2004, we had a change of control as the first step in the business acquisition process. Strong Win Limited, a British Virgin Islands corporation, purchased 3,038,058 shares, (or approximately 90%) of our then issued and outstanding shares, from 4 of our major shareholders for a purchase price of $50,000.  The four selling shareholders, Equity Investors, Inc., Ambassador Capital Group, Inc., Glenn Little and Mid-Continental Securities Corp. The shareholders were promoters of the Company who acquired their shares in the Company for cash at a price of $0.002 per share. Following the sale transaction, the selling shareholders retained 234,687 shares.  The remaining 102,875 shares which were issued and outstanding at that time were owned by a group of approximately 25 individuals who acquired their shares at various times between August 1999 and March 2003 for cash at purchase prices ranging from $0.10 to $1.00 per share.

On August 13, 2004, we completed the business acquisition process by acquiring all of the issued and outstanding common stock of Digital Network Alliance Holdings (BVI), Inc., in a share exchange transaction. We issued 5,724,380 shares of our common stock in the share exchange transaction in exchange for all of the issued and outstanding stock of Digital Network Alliance Holdings (BVI) Inc.

On September 22, 2005, we effected a 1:2 reverse stock split of all issued and outstanding shares, which decreased the number of issued and outstanding shares of the Company without causing a reduction in the total number of authorized shares.  We issued one new share for every two shares held.  Before the reverse stock split, we had 22,200,000 shares issued and outstanding.  Immediately following the split, we had 11,100,000 shares issued and outstanding.  Except as otherwise specifically noted, all references in this Prospectus to the number of shares issued and outstanding have been revised to reflect the number issued and outstanding following completion of the reverse split.

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

Digital Network Alliance Holdings (BVI) Inc. has been an investment holding company since inception.  All of our business operations are carried on through three operating subsidiaries.  The operating subsidiaries are Digital Network Alliance (S) Pte Ltd., a Singapore corporation (“DNA Singapore”), Digital Network Alliance (HK) Ltd., a Hong Kong corporation (“DNA Hong Kong”), and DNA Financial Systems (HK) Ltd, a Hong Kong corporation (“DNA Financial”). DNA Singapore and DNA Hong Kong perform identical business activities while DNA Financial provides real-time online financial data solutions.  They are separated via market coverage.  DNA Singapore manages business activities in Singapore and Indonesia.  DNA Hong Kong conducts and manages the business activities in Hong Kong and Mongolia.  Both entities engage in Satellite Internet Services, Managed Broadband Services and Voice Termination Services. DNA Financial provides real-time and online financial data solutions in Hong Kong.

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

We have a contract with MCI for worldwide connectivity.  Our agreement with MCI is on a three month automatically renewable basis and requires one month prior notice of termination.   Under the contract we are billed on a monthly basis based upon the amount of bandwidth used during the month.  When data comes from a customer of one of our local service providers, it is first connected to their satellite dish in the country of origin and is transmitted via satellite to our teleport in Hong Kong.  From our teleport in Hong Kong it is “routed” or connected to MCI to be transmitted to its final destination.  We pay a monthly fee based upon a set rate for the bandwidth that is subscribed by us for connectivity to the Internet backbone via MCI. MCI has the right, upon not less than 30 days notice, to increase the rate we are charged to subscribe for bandwidth.   In the event that MCI’s service is disrupted for any reason, our customers will experience a disruption in their service.

We currently lease both satellite capacities and teleport services from SinoSat (HK) Ltd (“SINOSAT”).  The location of the satellite is approximately 35,000 kilometers above the earth at 110.5’ East.  The location of the satellite teleport is Room 2107, Sino Favour Center 1, Yip Street, Chai Wan, Hong Kong.  Under the terms of our lease agreement with SINOSAT, they provide the necessary satellite capacity in Sino Sat 1A.  The satellite capacity requirement depends on our actual business needs.  SINOSAT also provides all equipment used in the provision of services including earth stations, modems, redundancy equipment, power supply and generator units, cabling and other related hardware and software, as well as continuous maintenance and 24 hour-a-day hotline support services.  The total monthly charge for these services is $23,962, due on the 7th day of the month.  The rate does not change unless the agreement is terminated by SINOSAT and a new agreement is agreed to by both parties.  The initial term of the agreement was from February 1, 2006 through July 30, 2006.  However, the agreement is automatically renewed for additional 30-day periods unless terminated by either party.  Either party may terminate the agreement upon 30 days written notice.  Given that this contract is a month-to-month contract, there is a risk that SINOSAT could terminate this agreement, thereby forcing us to seek another service provider immediately.

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

Financial Data Solutions

DNA Financial Systems (HK) Ltd was formed on the 1st April 2005. It is owned by DNA Financial Systems (BVI), Inc., a company in which we own a 70% interest.  Ownership of the remaining 30% is split between EFO Co., Ltd., a Hong Kong corporation, which provides the technology for the services, and Anthony Choi, who is Chief Executive Officer of the subsidiary.  It began operations during the month of April 2005, and received its first contract during the month of June 2005.

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

Subsequent to the end of the fiscal year, management decided to sell DNA Financial.  On March 2, 2007, DNA Financial was sold to Mr Choi Ying Ming, the CEO of DNA Financial, for a price of HKD100,000, or approximately $12,820.51.  The reason for the disposal is that this subsidiary is not generating a profit and the profit margin is very low.  It is not a profitable endeavor for the Company.

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

CURRENT OPERATIONS

Satellite Internet Services

We are currently providing satellite network services to customers in Mongolia and Indonesia.  Each country is able to receive Simplex and Duplex services.  The type of service provided is dependent on each customer in each country.  The following is a brief summary of the nature and extent of our current operations in each of these countries.  In each market, the “Number of Customers” indicates the number of local service providers and/or Internet service providers (“ISP”) with which we have a direct relationship. Local service providers are licensed satellite service providers, some of which are also ISPs, and some of which are not. The local service providers who are not also ISPs resell our services to ISPs in their countries.

In Mongolia and Indonesia, we provide services via local service providers, as we do not have a direct presence within those countries.  However, in Singapore and Hong Kong, we provide Internet access directly to customers because we have our own facilities and personnel in those countries.

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

Locations:

Number of Locations	Number of End Users (Approximate)
1	2 (Corporate)

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

Financial Data Solutions

As of the end of the fiscal year, the Company currently had 7 clients in Hong Kong, of which 5 are companies whose shares trade publicly on the Hong Kong Stock Exchange.  Subsequent to the end of the fiscal year, we sold the subsidiary which provided financial data solutions.  Consequently, we ceased offering financial data solutions as of March 2, 2007.

CUSTOMERS AND MARKETING

We market our satellite Internet connection services in developing countries within the Asia Pacific region where the telecommunications infrastructure is not fully established. The target customers include local service providers such as Internet service providers and telephony carriers as well as multi-national corporations and governmental organizations within the same areas.  We have directly marketed to local service providers.  Direct marketing includes conference calls, emails and direct sales pitches with potential customers. Local service providers contract for our services and are then responsible for distributing and selling our services within their local markets.  Future marketing efforts are dependent on the proceeds of our pending public offering.  If that offering is successful, we hope that future marketing efforts will include offering additional services such as voice transmission (Voice over IP) and content distribution to existing customers as well as seeking to expand into other developing countries within the Asia Pacific region including Nepal, Afghanistan, Iraq, South Africa and China.

There is no guarantee that our potential public offering will be successful or that we will be able to expand our marketing efforts. We market our managed broadband services to customers in Singapore, Indonesia and Hong Kong where terrestrial high-speed broadband is easily available at cost effective prices.  Our target customers include hotels and serviced apartments, business centers, commercial buildings and industrial zones.   We lease a dedicated Internet connection from an incumbent telecommunications operator and then install our own infrastructure within the building and offer terrestrial packaged access services to tenants or occupants in the building.  Future marketing efforts are expected to include offering services to additional locations in Hong Kong, Indonesia, and Singapore as well as expanding such services to additional areas within the Asia Pacific region including China, Vietnam, and Malaysia.

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

We market our financial data solutions directly to customers in Hong Kong.  Future marketing efforts are expected to include offering services to customers in Hong Kong, Singapore, China, Indonesia and Macau.  Subsequent to the end of the fiscal year, we sold the subsidiary which provided financial data solutions.  Consequently, we ceased offering financial data solutions as of March 2, 2007.

COMPETITION

We operate in a highly competitive environment and have only a small market share in each of the markets in which we currently compete.

In the market for satellite Internet services, competition is primarily by price, flexibility and service quality.  Our primary competitors in the markets in which we currently operate include Hawaii-Pacific Teleport, Singapore Telecommunications and Ipstar Co, Ltd, a company which is based in Thailand.  Our ability to compete in this market has been the result of several factors including (i) the fact that our small size allows quick implementation of services; (ii) effective working relationships with suppliers which has allowed us to provide flexible and customized solutions to customers such as shorter term contracts and credit relaxation to long-term customers (iii) extensive local market understanding provided by our management team; (iv) fewer employees, allowing us to operate with lower overhead costs compared to larger organizations; and (v) excess satellite capacity providing us with flexibility to select satellites which provide the most cost effective and efficient solutions. A customized service we provide is the option for customers to sign shorter-term contracts than some of our competitors.  Some customers prefer to sign a shorter-term contract in order to minimize their total financial obligation under the contract.   This creates potential financial risk for us in the event such customers do not elect to renew their contracts at the end of the initial term, but we do not consider such risks to be material because revenues from such customers currently represent only approximately 5% of our gross revenues.  In addition, in order to help compensate us for this risk, we require larger monthly payments from customers who sign shorter-term contracts.  In order to retain certain long-term customers, we have also sometimes agreed to relaxation of our usual credit terms.   In such circumstances there is a risk that the customer will delay payment or completely default in making payments.   However, in that event we are able to limit our losses by suspending services and removing our equipment.

Our belief that there is currently excess satellite capacity is primarily based on our experience in the market.    Projections of an oversupply problem in Asia have existed for many years, and there has been an accompanying reduction in transponder lease rates.  There are currently approximately 51 operational satellites in the Asia Pacific region, and as many as 12 new satellites which are scheduled to be launched in 2007.  Several of the 12 new satellites had been scheduled to be launched prior to 2005, but the launches were delayed because of capacity issues.

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

In the market for voice termination services, competition is primarily by price.  Our primary competitors in this market include Teleglobe and other regional telecommunications operators.  Our ability to compete in this market has been a result of our ability to provide related satellite services, as customers need to have connections with the carriers before they can send the voice traffic.  We provide it as a one-stop-shop, whereby they subscribe the satellite services and voice termination service from a single supplier.

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

EMPLOYEES

We currently have a total of 7 employees.  All 7 of these employees are full-time. In the 12 months following completion of our pending public offering, we intend to add 5 or more additional employees to work in sales and marketing, engineering and customer support.

ITEM 2.

DESCRIPTION OF PROPERTY.

We currently lease our office facilities in Hong Kong under a lease which is renewable annually.  The office space consists of a total of approximately 1,097 square feet for which the current monthly rental rate is $3,375.

We currently lease both satellite capacities and teleport services from China Digital satNet Ltd (“CSN”).  The location of the satellite is approximately 35,000 km above the earth at 110.5’ East.  The location of the satellite teleport is Room 2002, Sino Favour Center 1, Yip Street, Chai Wan, Hong Kong.  Under the terms of our lease agreement with CSN, they provide the necessary satellite capacity in Sino Sat 1A.  The satellite capacity requirement depends on our actual business needs.  CSN also provides all equipment used in the provision of services including earth stations, modems, redundancy equipment, power supply and generator units, cabling and other related hardware and software, as well as continuous maintenance and hotline support services.   In the event we have sufficient funds available from completion of this offering, we intend to acquire or build our own teleport in Hong Kong.  We are currently the largest user of the China Digital satNet Ltd. Hong Kong teleport facility.   In the event we do not have sufficient funds available to acquire or build our own teleport, we intend to seek to enter into an agreement with China Digital satNet Ltd. to manage the operation of its Hong Kong teleport. We have had preliminary discussions with CSN regarding possible terms for such an agreement.  Based on these preliminary discussions, it is anticipated that such an agreement would provide that we would be responsible for hiring additional staff to man the teleport on a 24-hour basis and would be paid a fee for this service. However, the contractual terms have not yet been finalized, and there is no assurance that an agreement could be finalized.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2006.

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

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this report are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. In evaluating these forward-looking statements, you should consider various risk factors. These factors may cause our actual results to differ materially from any forward- looking statement.  We caution you not to place undue reliance on these forward-looking statements.  Although we base these forward-looking statements on our expectations, assumptions, and projections about future events, actual events and results may differ materially, and our expectations, assumptions, and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES; SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Allowances for doubtful debts:  We maintain an estimate for doubtful accounts for receivables which are more than ten months old.  If the financial condition of our customers were to deteriorate, resulting in an impairment of the ability to make payments, additional allowances may be required, which would increase our expenses during the periods in which any such allowances were made. The amount recorded as an allowance for doubtful accounts in each period is based upon an assessment of the likelihood that we will be paid on our outstanding receivables, based on customer-specific as well as general considerations. To the extent that our estimates prove to be too high, and we ultimately collect a receivable previously determined to be impaired, we may record a reversal of the provision in the period of such determination. The Company has recorded bad debt allowances of $0 and $102,875 as of December 31, 2006 and 2005, respectively.

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

Related Party Transaction:  The captions “Loan from Directors” represent loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment and are therefore deemed payable on demand.

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

Our plan of operations for 2007 includes both expansion and improvement of our existing operations as well as commencement of new operations.  Both the extent to which we are able to implement this plan of operations and the timing of its implementation will be dependent to a large extent on the availability of working capital either from a public offering or from other sources.  Because there is no assurance that an offering will be successful or that working capital will be available to us from other sources, there is also no assurance regarding the extent to which we will be able to implement our plan of operations within the foreseeable future.

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

Subsequent to the end of the fiscal year, management decided to sell DNA Financial.  On March 2, 2007, DNA Financial was sold to Mr Choi Ying Ming, the CEO of DNA Financial, for a price of HKD100,000, or approximately US $$12,820.51.  The reason for the disposal is that this subsidiary is not generating a profit and the profit margin is very low.  It is not a profitable endeavor for the Company.

Through its operating subsidiaries, the Company is engaged in the business of providing satellite Internet connections to customers in the Asia Pacific region, including Indonesia and Mongolia, and the business of providing managed broadband services to commercial office buildings and apartment buildings in Singapore and Hong Kong.

The following discussion concerning the results of operation, liquidity and capital resources of Digital Network Alliance International, Inc. (the “Company”), is based solely upon the business operations that are carried on by the Company’s operating subsidiaries for the years ended December 31, 2006 and 2005.

Results Of Operations

YEAR ENDED DECEMBER 31, 2006 COMPARED WITH YEAR ENDED DECEMBER 31, 2005

Net sales for the years ended December 31, 2006, and December 31, 2005, were $1,055,274 and $2,310,102, respectively, which represents a decrease of $1,254,828, or approximately 54%, from 2005 to 2006.  This reduction in net sales is primarily attributable to the non-existence of the one-time installation fees for a hardware installation in Indonesia. Thus, broadband income has dropped by $693,778.  This decrease is mainly due to the fact that we do not receive income from the operation of a base station in Indonesia.  Satellite income has also dropped by $466,619 primarily as a result of severe price competition and the loss of customers who switched to other types of services, such as fiber, to meet their needs.  In addition, voice termination revenue has dropped by $151,668 primarily as a result of the fact that we have chosen to reduce our business in this area because of the low profit margins available.   The total decrease of revenue is offset by the increase in data service income generated from our new subsidiary, DNA Financial for the amount of $57,237.

In order to offset this loss of revenue, management has sought to reduce operating expenses and also plans to explore new markets potential markets for its satellite services.

Cost of goods sold for the year ended December 31, 2006 was $750,092 compared to $2,186,741 in 2005.  The significant decrease of $1,436,649, or approximately 66%, from 2005 to 2006, was primarily the result of the drop in the revenue and the well-controlled costs incurred in the satellite revenue. Satellite cost and broadband costs have dropped by $576,604 and by $734,449, respectively.  Voice termination cost has dropped by $150,177.  This total decrease was offset by the increase of data service cost by $24,581.

Although our revenues and cost of goods sold decreased by approximately 54% and 66% respectively from 2005 to 2006, we have an increase in gross profit margin by 24%, from 5%, $123,361 for the year ended 2005 to 29%, $305,182 for the year ended 2006.

Operating expenses for the year ended December 31, 2006 totaled $540,170 compared to $584,644 in 2005, which represents a decrease of $44,474, or 8% from 2005 to 2006.  The major components which contributed to the decrease in operating expenses include:  distribution and selling expenses dropped by $34,925, dropped in general and administrative expenses by

$18,196 and offset by the increase in depreciation of $8,647, for instance, traveling expenses dropped by 16%; bad debt dropped by 28%, entertainment dropped by 112% and the rent and rates increased by 126%.

Our net loss decreased substantially during the year ended December 31, 2006 as compared to December 31, 2005.  For 2006, our net loss was $231,624, a decrease of $224,846, or approximately 49%, as compared to a net loss of $456,470 for 2005.  The decrease in our net loss for 2006 as compared to 2005 was the result of the increase in gross profit and the drop in operating expenses, namely, the drop in distribution & selling expenses and general & administrative expenses.

Liquidity And Capital Resources

For the year ended December 31, 2006, the Company’s balance sheet reflects current assets of $193,978, total assets of $258,390, total current liabilities of $848,868, and shareholder’s equity of $(590,478).  As of December 31, 2005, the Company’s balance sheet reflects assets of $236,153, total assets of $272,200, total current liabilities of $633,788, and shareholder’s equity of $(361,588).  The decrease in liquidity ratio from 0.4 to 0.2 was the result of the net loss for the year with no corresponding increase in capital or long-term financing.

Management’s plans in this regard consist of raising permanent equity financing and focusing on broadband sales and related support services in Hong Kong and the Asia Pacific region which has the highest margin.  In addition, the Company will begin to explore new opportunities in broadband business in Hong Kong and the rest of the Asia Pacific region where margins for such products and services are higher and will focus on controlling its operating expenses. Management has agreed to provide temporary financing to the Company should it be required for working capital, but is not contractually obligated to do so.

ITEM 7.

FINANCIAL STATEMENTS.

Digital Network Alliance

International, Inc.

Consolidated Financial Statements

December 31, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

Wanchai, Hong Kong

We have audited the consolidated balance sheet of DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC. (the Company) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2006 and 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC. as of December 31, 2006, and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial recurring losses.  This raises substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern.  Management’s plans in regard to this matter are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

April 2, 2007

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

December 31,
Assets	2006
Current assets
Cash and cash equivalents	$ 90,264
Trade accounts receivable, net	64,148
Prepayment deposits	39,566
Total current assets	193,978

Plant and equipment, net	64,412

Total assets	$ 258,390

Liabilities and Stockholders' Deficit
Current liabilities
Trade accounts payable	$ 461,273
Accrued expenses	51,791
Payable to stockholder	285,100
Deposits	50,704
Total current liabilities	848,868

Minority interest	-

Stockholders' deficit
Common stock; $.001 par value, 200,000,000
shares authorized, 11,100,000 shares
issued and outstanding	11,100
Additional paid in capital	2,282,140
Accumulated deficit	(2,889,578)
Accumulated other comprehensive income	5,860

Total stockholders' deficit	(590,478)

Total Liabilities and Stockholders' Deficit	$ 258,390

See notes to consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended
	December 31,
	2006	2005

Sales revenues	$ 1,055,274	2,310,102

Cost of goods sold	750,092	2,186,741

Gross profit	305,182	123,361

Operating expenses
Depreciation expense	16,442	7,795
Distribution and selling expenses	29,606	64,531
General and administrative expenses	494,122	512,318

Total operating expenses	540,170	584,644

Net operating loss	(234,988)	(461,283)

Other income (expense)
Interest expense	(55)	(280)
Other	3,419	5,090

Total other income	3,364	4,810

Net loss before taxes and minority interest	(231,624)	(456,473)

Taxes	-	-

Net loss before minority interest	(231,624)	(456,473)

Minority interest in subsidiary loss		3

Net loss	$ (231,624)	$ (456,470)

Foreign currency translation adjustment	2,734	2,488

Comprehensive loss	$ (228,890)	$ (453,982)

Net loss per common share	$ (0.02)	$ (0.04)
Weighted average common shares outstanding	11,100,000	11,100,000

See notes to consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

					Accumulated
					Other
	Common	Common	Additional	Retained	Comprehensive
Balances at:	Shares	Stock	Paid in Cap	Earnings	Income	Totals

January 1, 2005	11,100,000	$ 11,100	$ 2,282,140	$ (2,201,484)	$ 638	$ 92,394

Comprehensive income:						-
Net income (loss)	-	-	-	(456,470)	-	(456,470)
Foreign currency
translation	-	-	-	-	2,488	2,488

December 31, 2005	11,100,000	11,100	2,282,140	(2,657,954)	3,126	(361,588)

Comprehensive income:
Net income (loss)	-	-	-	(231,624)	-	(231,624)
Foreign currency
translation	-	-	-	-	2,734	2,734

December 31, 2006	11,100,000	$ 11,100	$2,282,140	$ (2,889,578)	$ 5,860	$ (590,478)

See notes to consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (231,624)	$ (456,470)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	30,860	18,704
Provision for allowance on accounts receivable		100,043
Changes in operating assets and liabilities:
Trade accounts receivable	71,565	(84,356)
Prepaid expenses and other assets	10,136	55,964
Trade accounts payable	(53,699)	278,680
Related party payables	-
Accrued expenses	33,145	(25,495)
Deferred revenues	(23,649)
Deposits	(22,917)	15,276
Net cash provided by (used in) operating activities	(186,183)	(97,654)

Cash flows from investing activities:
Purchases of fixed assets	(59,225)	(20,657)
Net cash used in investing activities	(59,225)	(20,657)

Cash flows from financing activities:
Principal payments on loan payable	(2,900)	(4,782)
Proceeds from stockholder loan	285,100
Proceeds from stock subscriptions		100,000
Net cash provided by financing activities	282,200	95,218

Effect of rate changes on cash	2,734	2,488

Increase in cash and cash equivalents	39,526	(20,605)

Cash and cash equivalents, beginning of year	50,738	71,343
Cash and cash equivalents, end of year	$ 90,264	$ 50,738

Cash paid for interest	$ 55	$ 280
Cash paid for income taxes	$ -	$ -

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

The principal activities of the consolidated company are that of provision of voice termination, satellite and broadband internet services throughout the Asia Pacific region, including Hong Kong, Singapore, Indonesia, and Mongolia.

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At December 31, 2006 and 2005, the Company had an accumulated deficit of $2,889,578 and $2,657,954 and working capital of $(654,890) and $(397,635). The Company also realized net losses of $231,624 and $456,470 for the years ended December 31, 2006 and 2005, respectively. Operations to date have been primarily financed by equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity financing and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

Management’s plans in this regard consist of raising permanent equity financing and focusing on broadband sales and related support services in Hong Kong and the Asia Pacific region which has the highest margin.  In addition, the Company will begin to sell and install other network related products, such as security surveillance systems in Hong Kong and the rest of the Asia Pacific region where margins for such products and services are higher and will focus on controlling its operating expenses. Management has agreed to provide temporary financing to the Company should it be required for working capital, but is not contractually obligated to do so. Additionally, the Company has obtained a verbal agreement with one of its major suppliers to defer payments until the end of 2007.

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

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made for receivables over ten months old. The Company has recorded a bad debt allowance of $0 as of December 31, 2006.  The Company has written off all the doubtful debts of 2006, and the accounts receivables are less than ten months old.

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

Retirement Benefits

The Company has a defined contribution benefit plan. The Company’s contributions are discretionary. For the years ended December 31, 2006 and 2005, the contribution made by Digital Network Alliance amounted to $8,859 and $8,290 respectively.

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

The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

	2006	2005
NUMERATOR FOR BASIC AND DILUTED LPS
Net loss to common stockholders	$ (231,624)	$ (456,470)

DENOMINATOR FOR BASIC AND DILUTED LPS
Weighted average shares of common stock outstanding	11,100,000	9,490,000

LPS - Basic and diluted	$ (0.02)	$ (0.04)

The Company had no potentially dilutive securities outstanding at December 31, 2006 and 2005.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification

Depreciation expense included in general and administrative expenses on the statement of operations for the year ended December 31, 2006 have been reclassified. Total depreciation of $30,860 was reclassified to increase cost of goods sold by $14,418 with the remaining $16,442 being stated separately under operating expenses.

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

Subsequent to the end of the fiscal year, management decided to sell DNA Financial.  On March 2, 2007, DNA Financial was sold to Mr Choi Ying Ming, the CEO of DNA Financial, for a price of HKD100,000, or approximately $12,820.51.  The reason for the disposal is that this subsidiary is not generating a profit and the profit margin is very low.  It is not a profitable endeavor for the Company.

5.  ISSUANCE OF COMMON STOCK

On August 13, 2004, the Company issued 5,724,380 shares of its common stock in exchange for all of the outstanding shares of Digital BVI. Prior to this issuance, the Company amended its Articles of Incorporation to increase authorized common shares from 10,000,000 to 200,000,000.

On August 13, 2004, concurrent with the reverse merger, the Company issued 900,000 shares of its common stock to foreign private investors for $70,513 in cash.

On November 14, 2004, the Company entered into subscription agreements with private investors to sell 100,000 shares of its common stock at a price per share of $2.00. At December 31, 2005 $100,000 of the subscription was collected. The remaining $100,000 was collected in January 2006.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  ISSUANCE OF COMMON STOCK (Continued)

On October 22, 2005 the Company entered into an agreement to receive consulting services in exchange for 150,000 common shares of the Company. The agreement completed on December 18, 2005, at which time the Company issued the shares. Management valued the transaction at $2.00 per share, for an aggregate amount of $300,000. The valuation was based on the most recent sale of the Company’s stock for cash.

On October 22, 2005 the Company entered into an agreement to receive consulting services in exchange for 850,000 common shares of the Company. The agreement completed on December 18, 2005, at which time the Company issued the shares. Management valued the transaction at $2.00 per share, for an aggregate amount of $1,700,000. The valuation was based on the most recent sale of the Company’s stock for cash.

On September 22, 2006 the Company effected a 1:2 reverse stock split. The Company had 22,200,000 shares of its common stock issued and outstanding prior to the split, and 11,100,000 directly afterward. These financial statements have been retroactively restated to show the effects of the reverse split as if it had occurred at the beginning of the earliest period presented.

6.  MAJOR CUSTOMERS AND SUPPLIERS

Approximately 70% of the Company’s cost of sales was comprised of services purchased from one major supplier during the year ended December 31, 2006. The loss of this supplier could have an adverse impact on the Company’s ability to provide services to its customers. Management believes that services equal to this vendor’s are readily available and is currently developing relationships with other vendors to mitigate this risk.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  PLANT AND EQUIPMENT

Plant and equipment consist of the following at December 31:

	2006	2005
Computer equipment	$ 37,891	$ 30,193
Office equipment	2,016	1,133
Network equipment	61,229	32,727
Furniture and fixtures	22,325	--
Subtotal	123,461	64,053
Less: accumulated depreciation	(59,049)	(28,006)
Net plant and equipment	$ 64,412	$ 36,047

Total depreciation expense for the years ended December 31, 2006 and 2005 totaled $30,860 and $18,704, of which $14,418 and $10,909 was included in cost of goods sold.

8.  CURRENT PORTION OF LONG-TERM DEBT

On July 30, 2002, the Company’s Singapore Subsidiary entered into a bank loan of $17,045. The loan is secured by the directors’ personal guarantees, bears interest at the rate of 5%, and is repayable in monthly installments of $355. Loan balances at December 31, 2006 and 2005 are $0 and $2,900, respectively.

9.  TAXES

As of December 31, 2006 and 2005, the Company incurred tax losses of $294,861 and 423,962, respectively, which are available to offset future taxable income subject to agreement by the Singapore and Hong Kong Comptroller of Income tax. A valuation allowance has been provided for the entire amount of the resulting deferred tax asset, as management is of the opinion that the realization of these benefits from tax loss carryforward is uncertain as it is contingent on the future taxable profitability of the Company.

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

In February 2006, the FASB issued Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This position addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event, amending paragraphs 32 and A229 of SFAS No. 123 (revised 2005), “Share-Based Payment”. As the Company has not traditionally paid compensation through the issuance of equity securities, no impact is expected on its financial statements.

In October 2006, the FASB issued Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” This position addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. Management believes that this position has no application to the Company.

In May 2006, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2006.  The impact on the Company’s operations will depend on future accounting pronouncements or changes in accounting principles.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In March 2006, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2006. Management does not believe the adoption of FIN 47 will have a material effect on the Company’s financial position, results of operations or cash flows.

11.  SUBSEQUENT EVENTS

Subsequent to the end of the fiscal year, management decided to sell DNA Financial.  On March 2, 2007, DNA Financial was sold to Mr Choi Ying Ming, the CEO of DNA Financial, for a price of HKD100,000, or approximately $12,820.51.  The reason for the disposal is that this subsidiary is not generating a profit and the profit margin is very low.  It is not a profitable endeavor for the Company.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the Company's fiscal years ended December 31, 2006 and December 31, 2005 and any subsequent interim periods, the Company has had no disagreements with its principal independent accountant.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of December 31, 2006 to provide reasonable assurance of achieving the objectives of timely accumulating and communicating material information required to be included in our periodic SEC reports to management and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.

There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Officers

The directors and executive officers currently serving the Company are as follows:

Name	Age	Position

Terence Yap Wing Khai	35	Director

Chan Chi Fai	41	CEO, COO and Director

Eppie Wong Yuk Ping	35	CFO and Director

Michael Yap Chee Keong	66	Director

Leslie Terh Chiew Kim	65	Director

David Ho	54	Director

Paul Y.L. Tong	65	Director

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

We have not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole. We anticipate establishing such committees in the near future. During the fiscal year ended December 31 2006, the Board of Directors has held 2 formal meetings, and has taken action 2 times by unanimous written consent.

Biographical Information

Terence Yap.  Mr. Yap is a Director of the Company and was CEO of the Company from January 2002 until December 2006.  Mr. Yap resigned as CEO on December 18, 2006.  He has been affiliated with the Company and its affiliated entities since January 2002, when he co-

founded Digital Network Alliance (HK) Ltd.  From April 2000 to December 2002 he was the Director of Business Development for Skyhub Asia Co., Ltd., where he was responsible for the development of partnerships and alliances with various partners in Hong Kong and within the region.  Skyhub Asia’s main line of business was the provision of satellite services within the Asia Pacific region.  From June, 1999 to April, 2000, he was Business Development Manager of MCI WorldCom Asia Pacific, Ltd., where he was part of the business development team in the Asia Pacific region and was involved in mergers and acquisitions of licensed telecommunications companies, building of physical points of presence and negotiations with incumbent telecommunications operators.  MCI WorldCom’s main line of business was the provision of global data communication services.  From June 1998 to June 1999, he was distribution manager for Tele Media International H.K. Ltd (TMI), where he was responsible for distribution and sale of the company’s products and services within various countries in the Asia Pacific region.  TMI’s main line of business was the provision of data communication services within Europe and the Asia Pacific region.  From January 1996 to June 1998 he was employed by Hutchison Corporate Access (HK), Ltd., and Hutchison Corporate Access Pte., Ltd (HCA), first as senior market development executive and later as business development manager.  HCA’s main line of business is the provision of satellite data network services within the Asia Pacific region.  From June 1995 to January 1996 he was employed by Pacific Century Corporate Access Pte., Ltd. (PCCA) as a project engineer.  PCCA’s main line of business was the provision of satellite data networking services in the Asia Pacific region.  He is the spouse of Eppie Wong, who is the CFO and a Director of the Company.  He has a B.Bus degree from Swinburne University of Technology, Australia and an MBA from The Chinese University of Hong Kong.  Mr. Yap has been a director of China Security and Surveillance Technology, Inc. since March 2006.

Chan Chi Fai.  Mr. Chan is Chief Operating Officer, Chief Executive Officer and a Director of the Company.  He was appointed as CEO of the Company on December 18, 2006.  He has been affiliated with the Company and its affiliated entities since January 2002, when he co-founded Digital Network Alliance (HK) Ltd. From April 2000 to December 2001, he was a director and chief operating officer of Skyhub Asia Co Ltd., which was engaged in satellite network and data network design and project management.  Skyhub Asia’s main line of business was the provision of satellite services within the Asia Pacific region. From July 1996, to April 2000, he was marketing manager of Hutchison Corporate Access (HK) Ltd. HCA’s main line of business is the provision of satellite data network services within the Asia Pacific region.

Eppie Wong.  Ms. Wong is Chief Financial Officer and a Director of the Company.  She has been financial controller of the Company and its affiliated entities since January 2002.  From February 2001 to January 2002, Ms. Wong took time away from employment to care for a newborn infant.  From September 1999 to February 2001 she was assistant manager and projects administrator for New World China Enterprises Projects Limited (Hong Kong), where she was the China investment project manager.  New World China Enterprises’ main line of business was investment and project management of various businesses in China.  She supervised a team which was responsible for performing due diligence on potential investment projects in China and was involved in the negotiation and business planning phases of the projects.   From August 1997 to September 1999 she was employed by Deloitte Touche Tohmatsu (Hong Kong).  Deloitte’s main line of business is the provision of professional accounting services.  From

August 1997 to January 1998 she was a staff accountant working within a group performing audit services for clients, and from January 1998 to September 1999 she was a semi-senior accountant with responsibility for planning for several medium to large audit engagements and for various aspects of the audit process, and was also involved in the planning and execution of customer tax plans. From April 1996 to June 1997 she was an audit assistant with Teo Fong & Wong CPA (Singapore).  Teo Fong & Wong’s main line of business is the provision of professional accounting services in Singapore. From January 1995 to February 1996 she was an audit trainee with S.W. Wu & Co CPA’s (Hong Kong).  S.W.Wu & Co.’s main line of business is the provision of professional accounting services in Hong Kong.  In June 1997, she became a provisional member of the Institute of Certified Public Accountants of Singapore. In June 1998, she was admitted to the status of Certified Practising Accountant of the CPA’s of Australia (CPA Australia), and in January 1999 she became a member of the Hong Kong Institute of Certified Public Accountants (HKICPA).   On September 20, 2005, she was advanced to Fellow membership of the HKICPA.  She has a B.Bus degree from Swinburne University of Technology, Australia. She is the spouse of Terence Yap.

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

Choi Ying Ming.  Choi Ying Ming is Chief Executive Officer of the Company’s subsidiary, DNA Financial Systems.  Mr. Choi has more than 16 years of experience in the financial information and IT industry.  Prior to joining DNA Financial, Mr. Choi served in various IT management positions in major financial information companies.   From 1997 to 2005, Mr. Choi worked for Moneyline Telerate (formerly Bridge Information Systems) as Director of Customer Operations for Asia Pacific where he was responsible for network operations, helpdesk operations, field services operations, office automation and vendor management.  From 1993 to 1997, Mr. Choi worked for Bloomberg L.P. as Technical Manager for North East Asia, covering all technical aspects in Hong Kong, China, Taiwan, South Korea and Thailand.  He set-up and managed the Bloomberg Network in the region and also installed the first Bloomberg terminal in South Korea, Taiwan, and China.  Mr. Choi graduated from The Hong Kong Polytechnic University on 1988.

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

ITEM 10.

EXECUTIVE COMPENSATION.

Officer Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our officers for all services rendered to the Company in all capacities for the fiscal years ended December 31, 2004, 2005, and 2006.

Name and Principal Position	Year	Salary ($)	Bonus (3) ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($) (2)	Total Compensation ($)

Terence Yap, Former CEO (1)	2004	$65,900	0	--	--	--	--	--	$65,900
	2005	$72,307	0	--	--	--	--	--	$72,307
	2006	$22,436	6,411	--	--	--		20,642	$49,489
Chan Chi Fai, CEO, COO	2004	$73,590	0	--	--	--	--	--	$73,590
	2005	$80,000	0	--	--	--	--	--	$80,000
	2006	$49,744	6,411	--	--	--		898	$57,053
Eppie Wong, CFO	2004	$28,700	0	--	--	--	--	--	$28,700
	2005	$30,769	0	--	--	--	--	--	$30,769
	2006	$30,770	--	--	--	--		1,539	$32,309

(1)

Mr. Yap resigned as CEO in December 2006.

(2)

This amount includes a housing allowance and contributions made to the Mandatory Provident Fund (MPF).  The Mandatory Provident Fund is a compulsory savings/retirement scheme for the residents of Hong Kong. Most employees and employers are required to contribute monthly to schemes provided by government approved private organizations.  Contributions are based on a percentage of an employee’s salaries.  The contribution vests fully with the employee immediately upon payment into the scheme.  For Mr. Yap, contributions to the MPF for 2006 were $898.  For Mr. Chan, contributions to the MPF for 2006 were $898.  For Ms. Wong, contributions to the MPF for 2006 were $1,539.

(3)

These bonuses are issued upon the discretion of the Board of Directors.

We do not have employment agreements with any of our officers.  We did not award any stock, stock options, or other equity-based award to any of our officers during the fiscal years ended December 31, 2004, 2005, and 2006.  There are no outstanding equity awards as of December 31, 2006.  We have no agreements for providing compensation of any kind to officers after their retirement or resignation.

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation

Terence Yap	$0	--	--	--	--	$0	$49,489 (1)
Chan Chi Fai	$0	--	--	--	--	$0	$57,053 (2)
Eppie Wong Yuk Ping	$0	--	--	--	--	$0	$32,309 (3)
Michael Yap Chee Keong	$0	--	--	--	--	$0	$0
Leslie Terh Chiew Kim	$0	--	--	--	--	$0	$0
David Ho	$0	--	--	--	--	$0	$0
Paul Y.L. Tong	$0	--	--	--	--	$0	$0

(1)

This amount includes the salary Mr. Yap received as CEO of the Company.  Mr. Yap received no compensation for his duties as a director.

(2)

This amount includes the salary Mr. Chan received as COO of the Company.  Mr. Chan received no compensation for his duties as a director.

(3)

This amount includes the salary Ms. Wong received as CFO of the Company.  Ms. Wong received no compensation for her duties as a director.

We have no standard compensation arrangement for our directors, as we do not pay them compensation for their service as directors.

Indemnification of Officers and Directors

As permitted by Delaware law, the Company's Articles of Incorporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct.  Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Exclusion of Liability

The Company's Articles of Incorporation exclude personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or for authorizing the unlawful payment of a dividend on the Company’s common stock or the unlawful purchase of its common stock.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the date of this registration statement and after the reverse stock split, the stock ownership of each executive officer and director of the Company, of all executive officers and directors of the Company, as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock.  Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrant or other right to acquire additional securities of the Company except as may be otherwise noted.

Name and Address	Number of Shares Beneficially Owned	Percent of Class

Terence Yap (1) 1/F Xiu Ping Commercial Building 104 Jervois Street Sheung Wan Hong Kong	4,665,006 (2)	42.03%

Chan Chi Fai (1) Flat A, 12/F, Block 15, 9 Wah King Hill Road, Wonderland Villas, Kwai Chung. N.T.	1,076,462	9.70%

Eppie Wong (1) 1/F Xiu Ping Commercial Building 104 Jervois Street Sheung Wan Hong Kong	254	0%

Michael Yap (1) 1/F Xiu Ping Commercial Building 104 Jervois Street Sheung Wan Hong Kong	922,777	8.31%

Strong Win Limited, a BVI corporation 1/F Xiu Ping Commercial Building 104 Jervois Street Sheung Wan Hong Kong	3,588,544	32.33%

Leslie Terh Chiew Kim (1) 1 Marine Vista, #15-81 Neptune Court S449025 Singapore	0	0%

David Ho (1) Unit 1605-1616, 16/F The Metropolis, Tower 10 Metropolis Drive, Hong Hum Kowloon, Hong Kong	0	0%

Paul Y.L. Tong (1) 29/F, New World Tower 16-18 Queen’s Road Central Hong Kong	0	0%

All officers and directors as a group (7 in number)	6,664,499(3)	60.04%

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

In July 2004, Strong Win Limited, a BVI corporation, purchased 3,038,058 shares of the Company’s common stock for a purchase price of $50,000, or approximately $0.016 per share.

Terence Yap and Eppie Wong are the beneficial owners of Strong Win Limited, and as a result of this transaction, acquired beneficial ownership of 3,038,058 shares of the Company’s common stock at the price of approximately $0.016 per share.

The four selling shareholders, Equity Investors, Inc., Ambassador Capital Group, Inc., Glenn Little and Mid-Continental Securities Corp., who sold a total of 3,038,058 shares of the Company to Strong Win Limited in the change of control transaction described above, may be considered to be promoters of the Company.  They each acquired their shares in the Company for cash at a price of $0.002 per share, and sold their shares in the change of control transaction for a total of $50,000, or approximately $0.016 per share.

Terence Yap and Chan Chi Fai formed DNA Singapore and DNA Hong Kong in October and November 2001, respectively, and acquired shares in those entities. In March, 2002, they formed DNA Network Alliance Holdings Pte., Ltd., a Singapore corporation as a holding company for DNA Singapore and DNA Hong Kong. In June, 2004, they formed Digital BVI to replace Digital Network Alliance Holdings Pte., Ltd.  as a holding company for DNA Singapore and DNA Hong Kong, and transferred the shares in DNA Singapore and DNA Hong Kong to Digital BVI. As a result of these transactions, Terence Yap, Chan Chi Fai, Eppie Wong and Michael Yap each acquired their shares in Digital BVI in June 2004 at a cost of approximately $1.00 per share.  In the share exchange transaction between the Company and Digital BVI completed in August, 2004, the shareholders of Digital BVI exchanged their shares in that company for a total of 5,724,380 shares in the Company (based on an exchange ratio of approximately 572.4:1) As a result, each of these officers and directors acquired a portion of their shares in the Company at a cost of approximately $0.002 per share.

In November 2004, the Company issued a total of 1,000,000 shares to two consultants pursuant to a registration statement on Form S-8.  For purposes of the registration statement on Form S-8, the shares were valued at a price of $0.20 per share, but were valued at $2.00 per share in the financial statements to reflect the value of the most recent sales of stock for cash.  A total of 150,000 shares were issued to Mr. Mark Anthony for services related to business strategy, marketing and pricing matters.  Mr. Anthony has had approximately 20 years of experience in the telecommunications business with L.J. Loefler Inter-Com Systems, Inc., who he worked with in the installation of various systems and in marketing of their products in Asia and the U.S.  He has previously worked in the securities brokerage industry in the U.S., and, prior to the July 2004 change of control transaction described above, was one of the principal shareholders of the Company through his ownership of Mid-Continental Securities Corp.   In consideration for the 150,000 shares previously issued to him, for a period of two years Mr. Anthony will act as a liaison between the Company and potential market makers and financial public relations firms, will assist in establishing a financial public relations/investor relations program for the Company, as well as providing strategic planning services and assistance in evaluation, structuring, negotiation and closing of potential business acquisitions.   A total of 850,000 shares were issued to Mr. Wai Hon Chiu for services related to developing and improving the Company’s existing telecommunications technology and delivery in the Asia Pacific region and development of the Company’s business particularly in China.  Mr. Chiu has more than 10 years experience in technology-related businesses in China. Subsequent to the issuance of the 1,000,000 shares pursuant to the S-8 registration statement, the Company entered into an agreement with the consultants to place stop transfer restrictions on the shares.  The stop transfer restrictions on the shares are not imposed pursuant to any rules or regulations.  They are contractual and are to be enforced by the Company.

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

In April 2005, the Company formed DNA Financial Systems (HK) Ltd., as a majority-owned subsidiary.  The Company owns 70% of DNA Financial and ownership of the remaining 30% is split between EFO Co., Ltd., a Hong Kong corporation, and Anthony Choi, who is the Chief Executive Officer of DNA Financial.  Mr. Choi is not involved with EFO Co., Ltd., and is not an officer, director or shareholder of that company.

DNA Financial has a contract with EFO Co., Ltd., pursuant to which it provides the technology for the services offered by DNA Financial in return for a license fee.  The technology includes real-time stock market data feeds as well as all necessary technical planning and software development support.

As of December 31, 2006, the Company owed a director, Terence Yap Wing Khai, a total of $285,100 on a loan given by such director to the Company.  The loan is unsecured, non-interest bearing and has no fixed term of repayment.  The loan is deemed payable upon demand.

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

31.1         Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2        Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC, and its predecessor Child, Sullivan and Company for audit of the Company’s annual financial statements were $21,000 for the fiscal year ended December 31, 2006, and $18,000 for the fiscal year ended December 31, 2005. The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC, and its predecessor, Child, Sullivan and Company for review of the Company’s financial statements included in its quarterly reports on Form 10-QSB were $4,500 during the period ended December 31, 2006 and $1,500 during the period ended December 31, 2005.  The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC, and its predecessor, Child, Sullivan and Company, for review of the Company’s Registration Statement on Form SB-2 during the fiscal year ended December 31, 2006 were $9,000.

(2) Child, Sullivan and Company did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ending December 31, 2006 or December 31, 2005.

Tax Fees

(3) The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC, and its predecessor Child, Sullivan and Company for tax compliance, tax advice and tax planning were $0 for the fiscal year ended 2006 and $0 for the fiscal year ended 2005.

All Other Fees

(4) Child, Sullivan and Company did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2006 and 2005.

Audit Committee’s Pre-approval policies and procedures

We have not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole. We anticipate establishing such committees in the near future.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 13, 2007.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

(Registrant)

By: /s/ Edward Chan, Chief Executive Office, Chief Operating Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Terence Yap, Director

Date:  April 13, 2007

/s/ Eppie Wong, Chief Financial Officer and Director

Date:  April 13, 2007

/s/ Edward Chan, Chief Operations Officer and Director

Date:  April 13, 2007

/s/ Michael Yap, Director

Date:  April 13, 2007

/s/ Leslie Ter Chiew Kim

Date:  April 13, 2007