Form 10QSB
period 2007-03-31
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2007-05-21
CIK 1116204

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

(Name of small business in its charter)

Delaware	0-50002	52-2175896
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1301, Jubilee Centre, 18 Fenwick Street, Wanchai Hong Kong
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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At March 31, 2007, the following shares were outstanding: 11,100,000.

Transitional Small Business Disclosure Format (Check one):  Yes...     No X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The unaudited financial statements of registrant for the three months ended March 31, 2007, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	31-Mar-07	31-Dec-06
	(Unaudited)	Audited

	USD	USD
ASSETS
Current assets
Cash and cash equivalents	$ 55,858	$ 90,264
Trade accounts receivable	46,039	64,148
Prepaid expenses and other assets	36,023	39,566
Total current assets	137,920	193,978
Plant and equipment, net	52,811	64,412
Total assets	$ 190,731	$ 258,390

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Trade accounts payable	$ 436,810	$ 461,273
Accrued expenses	13,914	51,791
Payable to a stockholder	285,100	285,100
Deposits	41,873	50,704
Total current liabilities	777,697	848,868

Stockholders' deficit
Common stock - Par value $.001; authorized 200,000,000
shares authorized, 11,100,000 shares
issued and outstanding	11,100	11,100
Additional paid in capital	2,282,140	2,282,140
Retained deficit	(2,888,451)	(2,889,578)
Accumulated other comprehensive income	8,245	5,860

Total stockholders' deficit	(586,966)	(590,478)

Total liabilities and stockholders' deficit	$ 190,731	$ 258,390

See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

	USD	USD

Sales revenues	$ 175,053	$ 284,808

Cost of goods sold	93,379	236,394

Gross profit	81,674	48,414

General and administrative expenses	141,377	85,996

Net operating loss	(59,703)	(37,582)

Other income
Interest expense	-	(121)
Other	872	1,308
Total other income	872	1,187

Net loss before income tax and discontinued operation	(58,831)	(36,395)

Taxes	-	-

Net loss before discontinued operation	(58,831)	(36,395)

Income (loss) from discontinued operation	2,086	(3,615)

Gain on sale of discontinued subsidiary	57,872	-

Net profit (loss)	$ 1,127	$ (40,010)

Foreign currency translation adjustment	2,385	(79)

Comprehensive income (loss)	$ 3,512	$ (40,089)

Net profit (loss) per common share	$ 0.00010	$ (0.00360)
Weighted average common shares outstanding	11,100,000	11,100,000

 See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three months ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
	USD	USD
Operating activities:

Net profit(loss)	$ 1,127	$ (40,010)
Adjustments to reconcile net profit (loss) to net cash used
in operating activities:
Depreciation, depletion and amortization	7,565	6,514
Gain on disposal of interest in subsidiaries	(57,872)	-
Impairment loss on bad and doubtful debts	46,601	-
Change in operating assets and liabilities
Trade accounts receivable	16,401	26,336
Prepaid expenses and other assets	338	17,111
Trade accounts payable	(11,825)	(2,148)
Accrued expenses	(36,595)	(17,305)
Deposits	(2,774)	(9,061)
Deferred revenue	0	(6,250)
Net cash used in operating activities	(37,034)	(24,813)

Investing activities:
Disposal of subsidiaries	243	0
Net cash provided by investing activities	243	0

Financing activities:
Repayment from long-term debt	0	(1,143)
Net cash used in financing activities	0	(1,143)

Effect of rate changes on cash	2,385	(79)

Net change in cash and cash equivalents	(34,406)	(26,035)

Cash and cash equivalents, beginning of period	90,264	50,738

Cash and cash equivalent, end of period	$ 55,858	$ 24,703
Cash paid for interest	$ 0	$ 121
Cash paid for income taxes	$ 0	$ 0

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

The principal activities of the consolidated company are that of provision of voice termination, satellite and broadband Internet services throughout the Asia Pacific region, including Hong Kong, Singapore, Indonesia and Mongolia.

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

The consolidated statements of operations have been adjusted to reflect the discontinuation of operations performed by our subsidiary, Financial BVI.  Financial BVI was sold on March 2, 2007.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quarterly Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s 2006 financial statements in Form 10-KSB.  These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements.  The interim operating results are not necessarily indicative of the results for a full year.

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

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. At December 31, 2006, and at March 31, 2007 the allowance for doubtful accounts totaled $0.

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

Retirement Benefits

The Company has a defined contribution benefit plan. The Company’s contributions are discretionary. For the period ended March 31, 2007, the contribution made by Digital Network Alliance amounted to $2,093.

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

The Company had no potentially dilutive securities outstanding at March 31, 2007.

4.

DISPOSAL OF SUBSIDIARY

During the period, the Group disposed of its entire interests in DNA Financial Systems Inc. The net liabilities of the subsidiaries at the date of disposal were as follows:

USD
Net assets disposed of:

Fixed assets	4,029
Cash and bank balance	12,578
Accounts receivable	1,708
Deposits and prepayment	3,205
Due to Fellow Subsidiary	(46,594)
Accounts payable	(12,638)
Accruals	(1,282)
Deposit received	(6,057)
(45,051)
Gain on disposal of interest in subsidiaries	57,872
Consideration	12,821

Satisfied by:

Cash consideration received	12,821

Net cash inflow arising on disposal:

Cash received	12,821
Cash and bank balance disposed of	(12,578)
243

The subsidiaries disposed of during the year did not make any significant contribution to the results and cash flows of the Group during the period prior to the disposals.

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

Our plan of operations for 2007 includes maintenance of our existing operations, and to the extent possible, expansion and improvement of our existing operations as well as commencement of new operations.  The extent to which we will be able to expand and improve existing operations and commence new operations will be dependent to a large extent on the availability of working capital either from our pending stock offering, or from other sources.  Since there is no assurance that the public offering will be successful, or that working capital will be available to us from other sources, there is also no assurance regarding the extent to which we will be able to implement our plan of operations within the foreseeable future.  The Company may pursue acquisitions of other companies or technologies.  However, the Company has not currently entered into any negotiations or agreements to acquire any business.

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

The following discussion concerning the results of operation, liquidity and capital resources of Digital Network Alliance International, Inc. (the “Company”), is based solely upon the business operations that are carried on by the Company’s operating subsidiaries for the three-month interim periods ended March 31, 2007 and 2006.  On April 1, 2005, the Company formed DNA Financial Systems (HK) Ltd., a Hong Kong corporation (“DNA Financial”), as a third operating subsidiary.  On March 2, 2007, DNA Financial was sold to Mr. Choi Ying Ming, the CEO of DNA Financial, for a price of HKD100,000, or approximately $12,820.51.  The reason for the disposal is that this subsidiary is not generating a profit and the profit margin is low.  It is not a profitable endeavor for the Company.

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 2007 and March 31, 2006 were $175,053 and $284,808 respectively.  This decrease of $109,755 or approximately 39% was because we have scaled down our satellite service income as there was severe pricing competition and customers are looking for alternate solution, such as fibre network. Satellite service income and voice termination income have dropped by $91,506 and $19,937 respectively.  The decrease was offset by the increase in sales of network equipment by $1,688.

Cost of goods sold for the three months ended March 31, 2007 was $93,379 compared to $236,394 in the same period of 2006. The decrease of $143,015 or 60% was due to the well controlled costs of broadband and bandwidth.  Broadband and bandwidth costs have dropped by $6,567 and $114,346 respectively, and voice termination cost and network equipment have also dropped by $12,105 and $9,997 respectively.

Gross profit increased by $33,260 to $81,674 from $48,414 for the three months ended March 31, 2007 and March 31, 2006 respectively.   The gross margin percentage has shown an increase of 69% from March 31, 2006 to March 31, 2007.  The increase in gross margin reflects the well-controlled cost in satellite business and the increased profit margin in the broadband business in Hong Kong.

General and administration expenses for the period ended March 31, 2007 totaled $141,377 compared to $85,996 in the same period ended 2006.  The increase of $55,381, or 64%, was primarily due to the increase in bad debts by $30,086, professional fee by $10,014, rental by $5,926, depreciation by $1,051 and salaries by $8,304.

Net profit (loss) before tax for the periods ended March 31, 2007 and March 31, 2006 were 1,127 and  $(40,010) respectively.  The increase of $41,137 or 103% was mainly due to the gain from disposal of our subsidiary, DNA Financial.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2007, the Company balance sheet reflects current assets of $137,920, total assets of $190,731, total current liabilities of $777,697 and shareholder’s deficit of $(586,966).  As of December 31, 2006, the Company’s balance sheet reflects current assets of $193,978, total assets of $258,390, total current liabilities of $848,868 and shareholder’s deficit of $(590,478).  The slightly decrease in liquidity from 0.23 to 0.18 was the result of the decrease in both cash and trade accounts receivables.

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

ITEM 3.

CONTROLS AND PROCEDURES

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objective of timely alerting them to material information required to be included in our periodic SEC reports.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

/s/ Chan Chi Fai, President and Chief Operations Officer

Date: May 21, 2007

s/ Eppie Wong, Chief Financial Officer and Director

Date: May 21, 2007

/s/ Terence Yap, Director

Date: May 21, 2007

/s/ Michael Yap, Director

Date: May 21, 2007

/s/ Leslie Ter Chiew Kim

Date: May 21, 2007