Form 10QSB
period 2007-06-30
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2007-08-20
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

(Name of small business in its charter)

Delaware	0-50002	52-2175896
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Room 1301, Jubilee Centre 18 Fenwick Street Wanchai, Hong Kong
(Address of Principal Executive Office)

Issuer's telephone number:  852-3104-9012

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No....

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes...  No.....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At June 30, 2007, the following shares were outstanding: 11,100,000.

Transitional Small Business Disclosure Format (Check one):  Yes...     No X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The unaudited financial statements of registrant for the six months ended June 30, 2007, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

INDEX TO FINANCIAL STATEMENTS

PAGE

Consolidated balance sheets	5

Consolidated statements of operations	6-7

Consolidated statements of cash flows	8-9

Notes to unaudited consolidated financial statements	10

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	30-Jun-07	31-Dec-06
	(Unaudited)

	USD	USD
ASSETS
Current assets
Cash and cash equivalents	$ 31,848	$ 90,264
Trade accounts receivable	18,288	64,148
Prepaid expenses and other assets	36,021	39,566
Total current assets	86,157	193,978
Plant and equipment, net	46,044	64,412
Total assets	$ 132,201	$ 258,390

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Trade accounts payable	$ 413,984	$ 461,273
Accrued expenses	12,467	51,791
Payable to a stockholder	312,279	285,100
Deposits	15,085	50,704
Total current liabilities	753,815	848,868

Stockholders' deficit
Common stock - Par value $.001; authorized 200,000,000
shares 11,100,000 shares
issued and outstanding	11,100	11,100
Additional paid in capital	2,282,140	2,282,140
Retained deficit	(2,919,160)	(2,889,578)
Accumulated other comprehensive income	4,306	5,860

Total stockholders' deficit	(621,614)	(590,478)

Total liabilities and stockholders' deficit	$ 132,201	$ 258,390

See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)

	USD	USD

Sales revenues	$ 303,514	$ 533,561

Cost of goods sold	166,667	425,169

Gross profit	136,847	108,392

General and administrative expenses	232,800	187,625

Net operating loss	(95,953)	(79,233)

Other income
Interest expense	-	(241)
Other	6,413
Total other income	6,413	(241)

Net loss before income tax and discontinued operation	(89,540)	(79,474)

Taxes	-	-

Net loss before discontinued operation	(89,540)	(79,474)

Income (loss) from discontinued operation	2,086	(2,801)

Gain on sale of discontinued subsidiary	57,872	-

Net loss	$ (29,582)	$ (82,275)

Foreign currency translation adjustment	(1,554)	(149)

Comprehensive income (loss)	$ (31,136)	$ (82,424)

Net profit (loss) per common share	$ (0.00267)	$ (0.00741)
Weighted average common shares outstanding	11,100,000	11,100,000

 See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six months ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
	USD	USD
Operating activities:

Net loss	$ (29,582)	$ (82,275)
Adjustments to reconcile net profit (loss) to net cash used
in operating activities:
Depreciation, depletion and amortization	14,339	13,029
Gain on disposal of interest in subsidiaries	(57,872)	-
Impairment loss on bad and doubtful debts	46,601	-
Change in operating assets and liabilities
Trade accounts receivable	44,145	56,779
Prepaid expenses and other assets	340	(7,028)
Trade accounts payable	(34,651)	(74,119)
Accrued expenses	(38,042)	(9,104)
Payable to stockholder	27,179	-
Deposits	(29,562)	(12,500)
Deferred revenue	0	(20,302)
Net cash used in operating activities	(57,105)	(135,520)

Investing activities:		(12,359)
Purchase of plant and equipment, net Disposal of subsidiaries	243
Net cash provided by investing activities	243	(12,359)

Financing activities: Proceeds from loans from director	0	233,818
Repayment from long-term debt	0	(2,287)
Net cash used in financing activities	0	231,531

Effect of rate changes on cash	(1,554)	(149)

Net change in cash and cash equivalents	(58,416)	83,503

Cash and cash equivalents, beginning of period	90,264	50,738

Cash and cash equivalent, end of period	$ 31,848	$ 134,241
Cash paid for interest	$ 0	$ 241
Cash paid for income taxes	$ 0	$ 0

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

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. At December 31, 2006, and at June 30, 2007 the allowance for doubtful accounts totalled $0.

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

Retirement Benefits

The Company has a defined contribution benefit plan. The Company’s contributions are discretionary. For the period ended June 30, 2007, the contribution made by Digital Network Alliance amounted to $2,887.

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

The Company had no potentially dilutive securities outstanding at June 30, 2007.

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

The following discussion concerning the results of operation, liquidity and capital resources of Digital Network Alliance International, Inc. (the “Company”), is based solely upon the business operations that are carried on by the Company’s operating subsidiaries for the six-month interim periods ended June 30, 2007 and 2006.  On April 1, 2005, the Company formed DNA Financial Systems (HK) Ltd., a Hong Kong corporation (“DNA Financial”), as a third operating subsidiary.  On March 2, 2007, DNA Financial was sold to Mr. Choi Ying Ming, the CEO of DNA Financial, for a price of HKD100,000, or approximately $12,820.51.  The reason for the disposal is that this subsidiary is not generating a profit and the profit margin is low.  It is not a profitable endeavour for the Company.

RESULTS OF OPERATIONS

Net sales for the six months ended June 30, 2007 and June 30, 2006 were $303,514 and $533,261 respectively.  This decrease of $229,747 or approximately 43% was because there was severe pricing competition and customers were looking for alternate solution, such as fibre network.  The decrease of $229,747 was the result of a drop in the satellite business and voice termination business.

Cost of goods sold for the six months ended June 30, 2007 was $166,667 compared to $425,169 in the same period of 2006. The decrease of $258,502 or 61% was due to the well-controlled cost of satellite bandwidth and broadband costs.

Gross profit increased by $28,755 to $136,847 from $108,092 for the six months ended June 30, 2007 and June 30, 2006 respectively.   The gross margin percentage has shown an increase of 27% from June 30, 2006 to June 30, 2007.  The increase in gross margin reflects our well controlled of cost in satellite business and the increased profit margin in the broadband business.

General and administration expenses for the period ended June 30, 2007 totalled $232,800 compared to $187,625 in the same period ended 2006.  The increase of $45,175, or 24%, was primarily due to the increase in bad debts by $30,086, rental fee by $11,463 and salaries by $3,626.

Net loss for the periods ended June 30, 2007 and June 30, 2006 were (29,582) and  $(82,275) respectively.  The decrease of $52,693 was mainly due to the disposal of the subsidiary.

 LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2007, the Company balance sheet reflects current assets of $86,157, total assets of $132,201, total current liabilities of $753,815 and shareholder’s deficit of $(621,614).  As of December 31, 2006, the Company’s balance sheet reflects current assets of $193,978, total assets of $258,390, total current liabilities of $848,868 and shareholder’s deficit of $(590,478).  The slightly decrease in liquidity from 0.23 to 0.11 was the result of the decrease in both cash and trade accounts receivables.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objective of timely alerting them to material information required to be included in our periodic SEC reports.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

/s/ Chan Chi Fai, President and Chief Operations Officer

Date: August 20, 2007

/s/ Eppie Wong, Chief Financial Officer and Director

Date: August 20, 2007

/s/ Terence Yap, Director

Date: August 20, 2007

/s/ Michael Yap, Director

Date: August 20, 2007

/s/ Leslie Ter Chiew Kim

Date: August 20, 2007