Form 10QSB
period 2007-09-30
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2007-11-14
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. At September 30, 2007, the following shares were outstanding: 11,100,000.

Transitional Small Business Disclosure Format (Check one):  Yes...     No X

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

(a)

The unaudited financial statements of registrant for the nine months ended September 30, 2007, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

INDEX TO FINANCIAL STATEMENTS

PAGE

Consolidated balance sheets	5

Consolidated statements of operations	6-9

Consolidated statements of cash flows	10-11

Notes to unaudited consolidated financial statements	12

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	30-Sep-07	31-Dec-06
	(Unaudited)

	USD	USD
ASSETS
Current assets
Cash and cash equivalents	$ 14,875	$ 90,264
Trade accounts receivable, net	25,202	64,148
Prepayment deposits	36,054	39,566
Total current assets	76,131	193,978
Plant and equipment, net	40,038	64,412
Total assets	$ 116,169	$ 258,390

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Trade accounts payable	$ 408,868	$ 461,273
Accrued expenses	39,151	51,791
Related party payable	312,279	285,100
Deposits	15,086	50,704
Total current liabilities	775,384	848,868

Stockholders' deficit
Common stock - Par value $.001; 200,000,000
shares authorized, 11,100,000 shares
issued and outstanding	11,100	11,100
Additional paid in capital	2,282,140	2,282,140
Retained deficit	(2,954,732)	(2,889,578)
Accumulated other comprehensive income	2,277	5,860

Total stockholders' deficit	(659,215)	(590,478)

Total liabilities and stockholders' deficit	$ 116,169	$ 258,390

See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)

	USD	USD

Sales revenues	$ 400,009	$ 742,075

Cost of goods sold	226,457	548,616

Gross profit	173,552	193,459

General and administrative expenses	310,082	286,533

Net operating loss	(136,530)	(93,074)

Other income
Interest expense	-	(241)
Other	11,418	-
Total other income	11,418	(241)

Net loss before income tax and discontinued operation	(125,112)	(93,315)

Taxes	-	-

Net loss before discontinued operation	(125,112)	(93,315)

Income (loss) from discontinued operation	2,086	(4,919)

Gain on disposal of interest in subsidiaries	57,872	-

Net loss	$ (65,154)	$ (98,234)

Foreign currency translation adjustment	(3,583)	(149)

Comprehensive income (loss)	$ (68,737)	$ (98,234)

Net profit (loss) per common share	$ (0.00587)	$ (0.00885)
Weighted average common shares outstanding	11,100,000	11,100,000

 See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)

	USD	USD

Sales revenues	$ 96,495	$ 208,514

Cost of goods sold	59,790	123,447

Gross profit	36,705	85,067

General and administrative expenses	77,282	99,058

Net operating loss	(40,577)	(13,991)

Other income
Interest expense	-	-
Other	5,005
Total other income	5,005	-

Net loss before income tax and discontinued operation	(35,572)	(13,991)

Taxes	-	-

Net loss before discontinued operation	(35,572)	(13,991)

Income (loss) from discontinued operation	-	(2,118)

Gain on disposal of interest in subsidiaries	-	-

Net loss	$ (35,572)	$ (16,109)

Foreign currency translation adjustment	(2,029)	-

Comprehensive income (loss)	$ (37,601)	$ (16,109)

Net profit (loss) per common share	$ (0.00320)	$ (0.00145)
Weighted average common shares outstanding	11,100,000	11,100,000

 See the accompanying notes to the unaudited consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL. INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
	USD	USD
Operating activities:

Net loss	$ (65,154)	$ (98,234)
Adjustments to reconcile net profit (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	21,160	19,543
Gain on disposal of interest in subsidiaries	(57,872)	-
Impairment loss on bad and doubtful debts	46,601	-
Change in operating assets and liabilities
Trade accounts receivable	37,238	34,761
Prepaid expenses and other assets	307	10,481
Trade accounts payable	(39,767)	(95,833)
Accrued expenses	(11,358)	(9,104)
Deferred revenue	0	(18,750)
Deposits	(29,561)	(29,286)
Net cash used in operating activities	(98,406)	(186,422)

Investing activities:
Purchase of plant and equipment, net	(799)	(57,210)
Disposal of subsidiaries	243
Net cash used in investing activities	(556)	(57,210)

Financing activities: Proceeds from loans from director	27,179	259,459
Repayment from long-term debt	0	(2,668)
Net cash provided by financing activities	27,179	256,791

Effect of rate changes on cash	(3,606)	(149)

Net change in cash and cash equivalents	(75,389)	13,010

Cash and cash equivalents, beginning of period	90,264	50,738

Cash and cash equivalent, end of period	$ 14,875	$ 63,748
Cash paid for interest	$ 0	$ 241
Cash paid for income taxes	$ 0	$ 0

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

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. At December 31, 2006, and at September 30, 2007 the allowance for doubtful accounts totalled $0.

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

Retirement Benefits

The Company has a defined contribution benefit plan. The Company’s contributions are discretionary. For the period ended September 30, 2007, the contribution made by Digital Network Alliance amounted to $3,875.

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

The Company had no potentially dilutive securities outstanding at September 30, 2007.

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

Our plan of operations for 2007 includes maintenance of our existing operations, and to the extent possible, expansion and improvement of our existing operations as well as commencement of new operations.  The extent to which we will be able to expand and improve existing operations and commence new operations will be dependent to a large extent on the availability of working capital from other sources.  Since there is no assurance that the public offering will be done, or that working capital will be available to us from other sources, there is also no assurance regarding the extent to which we will be able to implement our plan of operations within the foreseeable future.  The Company may pursue acquisitions of other companies or technologies.  However, the Company has not currently entered into any negotiations or agreements to acquire any business.

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

The following discussion concerning the results of operation, liquidity and capital resources of Digital Network Alliance International, Inc. (the “Company”), is based solely upon the business operations that are carried on by the Company’s operating subsidiaries for the nine-month interim periods ended September 30, 2007 and 2006.  On April 1, 2005, the Company formed DNA Financial Systems (HK) Ltd., a Hong Kong corporation (“DNA Financial”), as a third operating subsidiary.  On March 2, 2007, DNA Financial was sold to Mr. Choi Ying Ming, the CEO of DNA Financial, for a price of HKD100,000, or approximately $12,820.51.  The reason for the disposal is that this subsidiary is not generating a profit and the profit margin is low.  It is not a profitable endeavour for the Company.

RESULTS OF OPERATIONS

Net sales for the nine months ended September 30, 2007 and September 30, 2006 were $400,009 and $742,075 respectively.  This decrease of $342,066 or approximately 46% was because there was a severe pricing competition and customers were looking for an alternate solution, such as fibre network.  The decrease of $229,747 was the result of a drop in the satellite business and voice termination business.

Cost of goods sold for the nine months ended September 30, 2007 was $226,457 compared to $548,616 in the same period of 2006. The decrease of $322,159 or 59% was due to the well-controlled cost of satellite bandwidth and broadband costs.

Gross profit decreased by $19,907 to $173,552 from $193,459 for the nine months ended September 30, 2007 and September 30, 2006 respectively.   The gross margin percentage has shown an increase of 17% from September 30, 2006 to September 30, 2007.  The increase in gross margin reflects our well controlled of cost in satellite business and the increased profit margin in the broadband business.

General and administration expenses for the period ended September 30, 2007 totalled $310,082 compared to $286,533 in the same period ended 2006.  The increase of $23,549, or 8%, was primarily due to the increase in rental fee by $17,195 and professional fee by $6,355.

Net loss for the periods ended September 30, 2007 and September 30, 2006 were $(65,154) and  $(98,234) respectively.  The decrease of $33,080 was mainly due to the disposal of the subsidiary.

 LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2007, the Company balance sheet reflects current assets of $76,151, total assets of $116,169, total current liabilities of $775,384 and shareholder’s deficit of $(659,219).  As of December 31, 2006, the Company’s balance sheet reflects current assets of $193,978, total assets of $258,390, total current liabilities of $848,868 and shareholder’s deficit of $(590,478).  The slightly decrease in liquidity from 0.23 to 0.10 was the result of the decrease in both cash and trade accounts receivables.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objective of timely alerting them to material information required to be included in our periodic SEC reports.  Our chief executive office and principal accounting officer also concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

/s/ Chan Chi Fai, President and Chief Operations Officer

Date: November  14, 2007

/s/ Eppie Wong, Chief Financial Officer and Director

Date: November  14, 2007

/s/ Terence Yap, Director

Date: November  14, 2007

/s/ Michael Yap, Director

Date: November  14, 2007

/s/ Leslie Ter Chiew Kim

Date: November  14, 2007