Form 10KSB
period 2007-12-31
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2008-04-18
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

X   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Common Stock, $0 .001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [   ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge,

in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ] Yes [X ] No

State issuer's revenues for its most recent fiscal year: $489,917

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2007, the Company had 11,100,000 shares outstanding.

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

On July 21, 2004, we had a change of control as the first step in the business acquisition process. Strong Win Limited, a British Virgin Islands corporation, purchased 3,038,058 shares, (or approximately 90%) of our then issued and outstanding shares, from 4 of our major shareholders for a purchase price of $50,000.  The four selling shareholders, Equity Investors, Inc., Ambassador Capital Group, Inc., Glenn Little and Mid-Continental Securities Corp. The shareholders were promoters of Strong Wind Limited who acquired their shares in Strong Win Limited for cash at a price of $0.002 per share. Following the sale transaction, the selling shareholders retained 234,687 shares.  The remaining 102,875 shares which were issued and outstanding at that time were owned by a group of approximately 25 individuals who acquired their shares at various times between August 1999 and March 2003 for cash at purchase prices ranging from $0.10 to $1.00 per share.

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

Strong Win Limited was introduced to Sheffield Products, Inc. by First Asia Finance Group Limited, a Hong Kong registered investment advisor which presented Strong Win Limited’s business plan and financial statements to the board of directors of Sheffield.  First Asia also assisted Strong Win Limited in its negotiations related to the change of control and business combination transaction with Sheffield Products, Inc., and assisted it with completing certain restructuring prior to the change of control and business combination, including the formation of Digital Network Alliance Holdings (BVI), Inc., as a holding company for its operating subsidiaries.  Terence Yap participated in the negotiations on behalf of the Strong Win Limited.  The board of directors of Sheffield Products, Inc. participated in the negotiations on its behalf.

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

Digital Network Alliance Holdings (BVI) Inc. has been an investment holding company since inception. All of our business operations are carried on through two operating subsidiaries.  The operating subsidiaries are Digital Network Alliance (S) Pte Ltd., a Singapore corporation (“DNA Singapore”) and Digital Network Alliance (HK) Ltd., a Hong Kong corporation (“DNA Hong Kong”).  DNA Singapore and DNA Hong Kong perform identical business activities but are separated via market coverage.  DNA Singapore manages business activities in Singapore and Indonesia.  DNA Hong Kong conducts and manages the business activities in Hong Kong and Mongolia.  Both entities engage in Satellite Internet Services, Managed Broadband Services and Voice Termination Services.

We previously owned 70% in another subsidiary, DNA Financial Systems (HK) Ltd., a Hong Kong corporation, which is in the business of providing real-time and online financial data solutions in Hong Kong.  However, during the fiscal year ended December 31, 2007, we disposed of our interest in this subsidiary because it was not generating a profit and its potential profit margin was very low.

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

We currently lease both satellite capacities and teleport services from SinoSat (HK) Ltd (“SINOSAT”). The location of the satellite is approximately 35,000 kilometers above the earth at 110.5’ East.  The location of the satellite teleport is Room 2107, Sino Favour Center 1, Yip Street, Chai Wan, Hong Kong.  Under the terms of our lease agreement with SINOSAT, they provide the necessary satellite capacity in Sino Sat 1A.  The satellite capacity requirement depends on our actual business needs. SINOSAT also provides all equipment used in the provision of services including earth stations, modems, redundancy equipment, power supply and generator units, cabling and other related hardware and software, as well as continuous maintenance and 24 hour-a-day hotline support services.  The total monthly charge for these services is $23,962 ($287,544 annually), due on the 7th day of the month. The rate does not change unless the agreement is terminated by SINOSAT and a new agreement is agreed to by both parties.  The initial term of the agreement was from February 1, 2006 through July 30, 2006. However, the agreement is automatically renewed for additional 30-day periods unless terminated by either party.  Either party may terminate the agreement upon 30 days written notice. Given that this contract is a month-to-month contract, there is a risk that SINOSAT could terminate this agreement, thereby forcing us to seek another service provider immediately.

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

The Company has been able to deliver the services through close partnerships with other service providers to deliver and manage the services.  As mentioned previously, for the satellite services, we work with SINOSAT and local service providers to deliver and manage the services.  For the managed broadband Services, we work with the local incumbent operators to deliver and manage the services.

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

We market our voice termination services directly to our existing satellite service subscribers.  We target local ISPs and local service providers who are providing calling card services within their local markets. We provide the services through our voice exchange equipment in Hong Kong connected to WorldCom’s voice exchange equipment in Hong Kong.  If this annual report is successful, we hope to expand this service to include other markets in the region such as Indonesia, Mongolia, Vietnam, Pakistan, Afghanistan and Nepal, all of which are countries in which we have had preliminary discussions with local ISPs and local service providers about the possibility of contracting to purchase our voice termination services.

COMPETITION

We operate in a highly competitive environment and have only a small market share in each of the markets in which we currently compete.

In the market for satellite Internet services, competition is primarily by price, flexibility and service quality.  Our primary competitors in the markets in which we currently operate include Hawaii-Pacific Teleport, Singapore Telecommunications and Ipstar Co, Ltd, a company which is based in Thailand. Our ability to compete in this market has been the result of several factors including (i) the fact that our small size allows quick implementation of services; (ii) effective working relationships with suppliers which has allowed us to provide flexible and customized solutions to customers such as shorter term contracts and credit relaxation to long-term customers; (iii) extensive local market understanding provided by our management team; (iv) fewer employees, allowing us to operate with lower overhead costs compared to larger organizations; and (v) excess satellite capacity providing us with flexibility to select satellites which provide the most cost effective and efficient solutions. A customized service we provide is the option for customers to sign shorter-term contracts than some of our competitors.  Some customers prefer to sign a shorter-term contract in order to minimize their total financial obligation under the contract.   This creates potential financial risk for us in the event such customers do not elect to renew their contracts at the end of the initial term, but we do not consider such risks to be material because revenues from such customers currently represent only approximately 5% of our gross revenues.  In addition, in order to help compensate us for this risk, we require larger monthly payments from customers who sign shorter-term contracts.  In order to retain certain long-term customers, we have also sometimes agreed to relaxation of our usual credit terms.   In such circumstances there is a risk that the customer will delay payment or completely default in making payments.   However, in that event we are able to limit our losses by suspending services and removing our equipment.

Our belief that there is currently excess satellite capacity is primarily based on our experience in the market.    Projections of an oversupply problem in Asia have existed for many years, and there has been an accompanying reduction in transponder lease rates.  There are currently approximately 51 operational satellites in the Asia Pacific region.  Several of the 12 new satellites had been scheduled to be launched prior to 2005, but the launches were delayed because of capacity issues.

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

ITEM 2.

DESCRIPTION OF PROPERTY.

We currently lease our office facilities in Hong Kong under a lease which is renewable annually.  The office space consists of a total of approximately 1,097 square feet for which the current monthly rental rate is $3,375 ($40,500 annually).

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2007.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our stock is currently quoted on the OTC Bulletin Board under the trading symbol “DNAL,” but there has been no trading activity and there is not an active trading market for the shares.

We currently have a total of 11,100,000 shares outstanding which are held by approximately 56 holders of record.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES; SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Allowances for doubtful debts:  We maintain an estimate for doubtful accounts for receivables which are more than ten months old.  If the financial condition of our customers were to deteriorate, resulting in an impairment of the ability to make payments, additional allowances may be required, which would increase our expenses during the periods in which any such allowances were made. The amount recorded as an allowance for doubtful accounts in each period is based upon an assessment of the likelihood that we will be paid on our outstanding receivables, based on customer-specific as well as general considerations. To the extent that our estimates prove to be too high, and we ultimately collect a receivable previously determined to be impaired, we may record a reversal of the provision in the period of such determination. The Company has recorded bad debt expense of $48,079 and $0 for the year ended December 31, 2007 and 2006, respectively.

We made the allowance for doubtful accounts based on a review of all outstanding amounts on a quarterly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, we analyze the aging of receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and our operating results. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Revenues from our voice termination services fluctuate as they depend on the usage of the customers during the period.  The Company receives prepayment based upon the estimated amount of traffic that the customer is likely to transmit.  The revenues are recognized when the customer completes the traffic transmission.  Receipts of cash prepayments are recorded as customer deposits in current liability account.

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

Our plan of operations for 2008 includes both expansion and improvement of our existing operations as well as commencement of new operations. This may include acquisition of businesses in other areas of higher profitability and market growth.  Both the extent to which we are able to implement this plan of operations and the timing of its implementation will be dependent to a large extent on the availability of working capital either from a public offering or from other sources. Because there is no assurance that an offering will be successful or that working capital will be available to us from other sources, there is also no assurance regarding the extent to which we will be able to implement our plan of operations within the foreseeable future.

The Company does not directly carry on any business activities.  Instead, all operations are carried on through its operating subsidiaries: Digital Network Alliance (S) Pte., Ltd. (“DNA Singapore”) which was incorporated in Singapore on November 12, 2001 and Digital Network Alliance (HK) Ltd. (“DNA Hong Kong”), which was incorporated in Hong Kong on October 19, 2001.

On March 2, 2007, we sold our 70% ownership interest in DNA Financial Systems (HK) Ltd., to Mr. Choi Ying Ming, the CEO of DNA Financial, for a price of HKD100,000, or approximately US $12,820.51.  The reason for the disposal is that this subsidiary was not generating a profit and we determined that the profit margin was very low.

Through its operating subsidiaries, the Company is engaged in the business of providing satellite Internet connections to customers in the Asia Pacific region, including Indonesia and Mongolia, and the business of providing managed broadband services to commercial office buildings and apartment buildings in Singapore and Hong Kong.

The following discussion concerning the results of operation, liquidity and capital resources of Digital Network Alliance International, Inc. (the “Company”), is based solely upon the business operations that are carried on by the Company’s operating subsidiaries for the years ended December 31, 2007 and 2006.

Results Of Operations

YEAR ENDED DECEMBER 31, 2007 COMPARED WITH YEAR ENDED DECEMBER 31, 2006

Net sales for the years ended December 31, 2007, and December 31, 2006, were $489,917 and $957,427, respectively, which represents a decrease of $467,510, or approximately 49%, from 2007 to 2006.  This reduction is mainly due to the drop in satellite income of $389,759 primarily as a result of severe price competition and the loss of customers who switched to other types of services, such as fiber, to meet their needs.  In addition, voice termination revenue and broadband income have dropped by $40,574 and $18,564 primarily as a result of the fact that we have chosen to reduce our business in this area because of the low profit margins available.

Cost of goods sold for the year ended December 31, 2007 was $298,802 compared to $691,719 in 2006.  The significant decrease of $392,917, or approximately 57%, from 2006 to 2007, was primarily the result of the drop in the revenue and the well-controlled costs incurred in the satellite revenue. Satellite cost and broadband costs have dropped by $343,429 and by $14,563, respectively.  Voice termination cost has dropped by $34,925.

Although our revenues and cost of goods sold decreased by approximately 49% and 57% respectively from 2006 to 2007, we have an increase in gross profit margin by 11% of sales, from 28%, $265,708, for the year ended 2006 to 39%, $191,115, for the year ended 2007.

Operating expenses for the year ended December 31, 2007 totaled $348,984 compared to $471,931 in 2006, which represents a decrease of $122,947, or 26% from 2006 to 2007.  The major components which contributed to the decrease in operating expenses include:  distribution and selling expenses increased by $1,144, decrease of general and administrative expenses by $125,969 and offset by the increase in depreciation of $1,878, for instance, traveling expenses dropped by 59%, bad debt dropped by 35%, entertainment dropped by 35% and the rent and rates increased by 43%.

Our net operating loss decreased substantially during the year ended December 31, 2007 as compared to December 31, 2006.  For 2007, our net loss was $82,001, a decrease of $149,623, or approximately 64%, as compared to a net loss of $231,624 for 2006.  The decrease in our net loss for 2007 as compared to 2006 was the result of the increase in gross profit and the drop in operating expenses, namely, the drop in distribution & selling expenses and general & administrative expenses.  Additionally, approximately 50% of the decrease in our net loss was attributable to the discontinuation of the business operations of DNA Financial.

Liquidity And Capital Resources

For the year ended December 31, 2007, the Company’s balance sheet reflects current assets of $55,912, total assets of $89,121, total current liabilities of $761,426, and shareholder’s deficit of $(672,306).  As of December 31, 2006, the Company’s balance sheet reflected current assets of $193,978, total assets of $258,390, total current liabilities of $848,868, and shareholder’s deficit of $(590,478).  The decrease in liquidity ratio from 0.23 to 0.07 was the result of the net loss for the year with no corresponding increase in capital or long-term financing.

Management’s plans in this regard consist of raising permanent equity financing and focusing on exploring other areas of businesses which may result in higher margins for the group.  These areas of businesses may or may not be within the telecommunications industry. Management has agreed to provide temporary financing to the Company should it be required for working capital, but is not contractually obligated to do so.

ITEM 7.

FINANCIAL STATEMENTS.

Digital Network Alliance

International, Inc.

Consolidated Financial Statements

December 31, 2007

Child,
Van Wagoner &
Bradshaw, PLLC
CERTIFIED PUBLIC ACCOUNTANTS

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Russell E. Anderson, CPA
Scott L. Farnes

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
Wanchai, Hong Kong

We have audited the consolidated balance sheets of DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC. as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial recurring losses. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
April 7, 2008

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1337
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite B, 4F
North Cape Commercial Bldg.
388 King's Road
North Point, Hong Kong

www.cpaone.net

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$ 1,741	$ 90,264
Trade accounts receivable, net	18,155	64,148
Prepayment deposits	36,016	39,566
Total current assets	55,912	193,978

Plant and equipment, net	33,209	64,412

Total assets	$ 89,121	$ 258,390

Liabilities and Stockholders' Equity
Current liabilities
Trade accounts payable	$ 395,215	$ 461,273
Accrued expenses	14,058	51,791
Payable to stockholder	336,425	285,100
Deposits	15,126	50,704
Income taxes payable	603	0

Total current liabilities	761,427	848,868

Stockholders' Deficit
Common stock; $0.001 par value, 200,000,000
shares authorized, 11,100,000 shares
issued and outstanding	11,100	11,100
Additional paid in capital	2,282,140	2,282,140
Accumulated deficit	(2,971,579)	(2,889,578)
Accumulated other comprehensive income	6,033	5,860

Total Stockholders' Deficit	(672,306)	(590,478)

Total Liabilities and Stockholders' Deficit	$ 89,121	$ 258,390

See notes to consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended
	December 31,
	2007	2006

Sales revenues	$ 489,917	$ 957,427
Cost of goods sold	298,802	691,719
Gross profit	191,115	265,708

Operating expenses
Depreciation	10,966	9,088
Distribution and selling expenses	16,102	14,958
General and administrative expenses	321,916	447,885
Total operating expenses	348,984	471,931

Net operating loss	(157,869)	(206,223)

Other income (expense)
Interest expense	-	(55)
Other	16,491	(10,321)

Total other income	16,491	(10,376)

Net loss before taxes and discontinued operation	(141,378)	(216,599)
Taxes	581	-
Net loss before discontinued operation	(141,959)	(216,599)
Income (loss) from discontinued operation	2,086	(15,025)
Gain on sale of discontinued subsidiary	57,872
Net loss	$ (82,001)	$ (231,624)
Foreign currency translation adjustment	173	2,734
Comprehensive loss	$ (81,828)	$ (228,890)

Net loss per common share	$ (0.01)	$ (0.02)
Weighted average common shares outstanding	11,100,000	11,100,000

See notes to consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

					Accumulated
					Other
	Common	Common	Additional	Retained	Comprehensive
Balances at:	Shares	Stock	Paid in Cap	Earnings	Income	Totals

January 1, 2006	11,100,000	$ 11,100	$ 2,282,140	$ (2,657,954)	$ 3,126	$ (361,588)

Net income (loss)	-	-	-	(231,624)	-	(231,624)
Foreign currency translation	-	-	-	-	2,734	2,734
	_________	________	___________	___________	____________	_________
December 31, 2006	11,100,000	11,100	2,282,140	(2,889,578)	5,860	(590,478)

Net income (loss)	-	-	-	(82,001)	-	(82,001)
Foreign currency translation	-	-	-	-	173	173
	_________	________	___________	___________	____________	_________
December 31, 2007	11,100,000	$ 11,100	$ 2,282,140	$ (2,971,579)	$ 6,033	$ (672,306)

See notes to consolidated financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (82,001)	$ (231,624)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation and amortization	27,182	30,860
Gain on sale from discontinued subsidiary	(57,872)	-
Impairment loss on bad or doubtful debts	48,079	-
Changes in operating assets and liabilities:
Trade accounts receivable	43,614	71,565
Prepaid expenses and other assets	345	10,136
Trade accounts payable	(53,420)	(53,699)
Accrued expenses	(36,451)	33,145
Deposits	(29,521)	(46,566)
Income taxes payable	603	-
Net cash used in operating activities	(139,442)	(186,183)

Investing activities:
Purchase of plant and equipment, net	(799)	(59,225)
Disposal of subsidiaries	243	-
Net cash used in investing activities	(556)	(59,225)

Financing activities:
Principal payments on loan payable	-	(2,900)
Proceeds from stockholder loans	51,325	285,100
Net cash provided by financing activities	51,325	282,200

Effect of rate changes on cash	150	2,734
(Decrease)/Increase in cash and cash equivalents	(88,523)	39,526

Cash and cash equivalents, beginning of year	90,264	50,738
Cash and cash equivalents, end of year	$ 1,741	$ 90,264

Cash paid for interest	$ -	$ 55
Cash paid for income taxes	$ -	$ -

See notes to consolidated financial statement

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

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At December 31, 2007 and 2006, the Company had an accumulated deficit of $2,971,579 and $2,889,578 and working capital of $(705,514) and $(654,890). The Company also realized net losses of $82,001 and $231,624 for the years ended December 31, 2007 and 2006, respectively. Operations to date have been primarily financed by equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity financing and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

Management’s plans in this regard consist of raising permanent equity financing and focusing on broadband sales and related support services in Hong Kong and the Asia Pacific region which has the highest margin.   Management has agreed to provide temporary financing to the Company should it be required for working capital, but is not contractually obligated to do so. Additionally, the Company has obtained a verbal agreement with one of its major suppliers to defer payments until the end of 2008.

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

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made for receivables over ten months old. The Company has recorded a bad debt allowance of $0 as of December 31, 2007 and 2006.

The Company has written off all the doubtful debts of 2007, $48,079, and the accounts receivables are less than ten months old.

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

Retirement Benefits

The Company has a defined contribution benefit plan. The Company’s contributions are discretionary. For the years ended December 31, 2007 and 2006, the contribution made by Digital Network Alliance amounted to $4,707 and $8,859 respectively.

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

The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

	2007	2006
NUMERATOR FOR BASIC AND DILUTED LPS
Net loss to common stockholders	$ (82,001)	$ (231,624)

DENOMINATOR FOR BASIC AND DILUTED LPS
Weighted average shares of common stock outstanding	11,100,000	11,100,000

LPS - Basic and diluted	$ (0.01)	$ (0.02)

The Company had no potentially dilutive securities outstanding at December 31, 2007 and 2006.

Reclassification

Depreciation expense included in general and administrative expenses on the statement of operations for the year ended December 31, 2007 have been reclassified. Total depreciation of $27,182 was reclassified to increase cost of goods sold by $16,216 with the remaining $10,966 being stated separately under operating expenses.

4.  BUSINESS COMBINATIONS

On March 15, 2005 the Company formed Financial BVI as a 70% owned subsidiary for the purpose of holding Financial HK. Financial HK was formed as a wholly owned subsidiary of Financial BVI on April 1, 2005.

On March 2, 2007, DNA Financial was sold to Mr. Choi Ying Ming, the CEO of DNA Financial, for a price of HKD100,000, or approximately $12,820.51.  The reason for the disposal is that this subsidiary is not generating a profit and the profit margin is very low.  It is not a profitable endeavour for the Company.

5.  COMMON STOCK

On September 22, 2006 the Company effected a 1:2 reverse stock split. The Company had 22,200,000 shares of its common stock issued and outstanding prior to the split, and 11,100,000 directly afterward. These financial statements have been retroactively restated to show the effects of the reverse split as if it had occurred at the beginning of the earliest period presented.

6.  MAJOR CUSTOMERS AND SUPPLIERS

Approximately 70% of the Company’s cost of sales was comprised of services purchased from one major supplier during the year ended December 31, 2007. The loss of this supplier could have an adverse impact on the Company’s ability to provide services to its customers. Management believes that services equal to this vendor’s are readily available and is currently developing relationships with other vendors to mitigate this risk. There are 6 major customers for satellite income and 7 major customers for broadband income for the year ended 2007.  Management believes that we can maintain the relationships with our existing customers while we are exploring other business opportunities with other potential customers.

7.  PLANT AND EQUIPMENT

Plant and equipment consist of the following at December 31:

	2007	2006
Computer equipment	$ 23,440	$ 37,891
Office equipment	2,503	2,016
Network equipment	61,541	61,229
Furniture and fixtures	22,325	22,325
Subtotal	109,809	123,461
Less: accumulated depreciation	(76,600)	(59,049)
Net plant and equipment	$ 33,209	$ 64,412

Total depreciation expense for the years ended December 31, 2007 and 2006 totaled $27,182 and $30,860, of which $16,216 and $14,418 was included in cost of goods sold.

8.  TAXES

As of December 31, 2007 and 2006, the Company incurred tax losses of $117,360 and $109,562, respectively, which are available to offset future taxable income subject to agreement by the Singapore and Hong Kong Comptroller of Income tax. A valuation allowance has been provided for the entire amount of the resulting deferred tax asset, as management is of the opinion that the realization of these benefits from tax loss carry forward is uncertain as it is contingent on the future taxable profitability of the Company.

The Company’s effect tax rate for the year ended December 31, 2007 and 2006 was 17.5% (2006: 17.5%) in Hong Kong and 18% (2006: 20%) in Singapore.

The provision for income taxes for each of the two years ended December 31, 2007 and 2006 are summarized as follows:

	Year Ended December 31,
	2007	2006
Current	$581	$-
Deferred	-	-
Total	$581	$-

The reconciliation of income taxes/(tax benefit) computed at the Hong Kong and Singapore federal and local statutory tax rate applicable to the Hong Kong and Singapore, to income tax expenses are as follows:

	Year Ended December 31,
		2007	2006
Computed expected expenses	$	(36,780)	(42,668)
Non-deductable items		8,197	2,509
Non-taxable items		(58)	(98)
Utilization of capital allowance		-	(773)
Utilization of tax losses		(999)	(4,058)
Tax exempt amount		(1,180)	-
Temporary difference not recognized		2,356	(14,534)
Reversal of deferred tax assets		3,740	-
Tax losses recognized		-	(3,036)
Tax losses not recognized		25,305	62,658
Income taxes expense		$581	$-

The Company has implemented SFAS No. 109 “Accounting for Income Taxes”, which provides for a liability approach to accounting for income taxes. Total deferred tax assets and liabilities as of December 31 are as follows:

	2007	2006
Deferred tax assets - Tax losses/Depreciation	$3740	$3036
Deferred tax liabilities - Depreciation/Tax losses	(3,740)	(3,036)
	$-	$-

Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes.

Deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates to differences between the financial reporting and the tax bases of existing assets and liabilities.

At December 31, 2007, the Company has a net operating loss carry forward for United States income tax purposes of $781,527 (2006: $761,447). This net operating loss can be carried forward through 2027 to offset future United States taxable income, if any.

At 31 December, 2007, a deferred tax asset in relation to unused tax losses of $117,360 (2006: $109,562) has not been recognized in the balance sheet. We do not expect our unrecognized tax assets to change significantly over the next 12 months.

9.  NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115”. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.The Company is currently assessing the impact adoption of SFAS No. 159 will have on its financial statements.

In December 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset. The provisions are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the statement.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statements No.141 (revised 2007), “Business Combinations” (“FAS 141(R)”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of FAS 141 (R) and FAS 160 are effective for the fiscal year beginning after December 15, 2008. We are currently evaluating the provisions of FAS 141(R) and FAS 160.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the Company's fiscal years ended December 31, 2007 and December 31, 2006 and any subsequent interim periods, the Company has had no disagreements with its principal independent accountant.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of December 31, 2007 to provide reasonable assurance of achieving the objectives of timely accumulating and communicating material information required to be included in our periodic SEC reports to management and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.

There was no change in the Company's internal control over financial reporting during the year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Officers

The directors and executive officers currently serving the Company are as follows:

Name	Age	Position

Terence Yap Wing Khai	37	Director

Chan Chi Fai	43	CEO, COO and Director

Eppie Wong Yuk Ping	37	CFO and Director

Michael Yap Chee Keong	68	Director

Leslie Terh Chiew Kim	67	Director

David Ho	57	Director

Paul Y.L. Tong	67	Director

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

We have not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole. We anticipate establishing such committees in the near future. During the fiscal year ended December 31 2007, the Board of Directors has held 1 formal meeting, and has taken action 1 time by unanimous written consent.

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

ITEM 10.

EXECUTIVE COMPENSATION.

Officer Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our officers for all services rendered to the Company in all capacities for the fiscal years ended December 31, 2005, 2006, and 2007.

Name and Principal Position	Year	Salary ($)	Bonus (3) ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($) (2)	Total Compensation ($)

Terence Yap, Former CEO (1)	2005	$72,307	0	--	--	--	--	--	$72,307
	2006	$22,436	6,411	--	--	--	--	898	$29,745
	2007	$16,795	___	--	--	--		385	$17,180
Chan Chi Fai, CEO, COO	2005	$80,000	0	--	--	--	--	--	$80,000
	2006	$49,744	6,411	--	--	--	--	--	$56,155
	2007	$76,923		--	--	--			$76,923
Eppie Wong, CFO	2005	$30,769	0	--	--	--	--	--	$30,769
	2006	$30,770	0	--	--	--	--	1,539	$32,309
	2007	$7,692	--	--	--	--		385	$8,077

(1)

Mr. Yap resigned as CEO in December 2006.

(2)

This amount includes a housing allowance and contributions made to the Mandatory Provident Fund (MPF).  The Mandatory Provident Fund is a compulsory savings/retirement scheme for the residents of Hong Kong. Most employees and employers are required to contribute monthly to schemes provided by government approved private organizations.  Contributions are based on a percentage of an employee’s salaries.  The contribution vests fully with the employee immediately upon payment into the scheme.  For Mr. Yap, contributions to the MPF for 2007 were $385.  For Mr. Chan, contributions to the MPF for 2007 and 2006 were $898.  For Ms. Wong, contributions to the MPF for 2007 and 2006 were $1,539 and $385, respectively.

(3)

These bonuses are issued upon the discretion of the Board of Directors.

We do not have employment agreements with any of our officers.  We did not award any stock, stock options, or other equity-based award to any of our officers during the fiscal years ended December 31, 2005, 2006, and 2007.  There are no outstanding equity awards as of December 31, 2007.  We have no agreements for providing compensation of any kind to officers after their retirement or resignation.

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation

Terence Yap	$0	--	--	--	--	$0	$17,180 (1)
Chan Chi Fai	$0	--	--	--	--	$0	$76,923 (2)
Eppie Wong Yuk Ping	$0	--	--	--	--	$0	$8,077 (3)
Michael Yap Chee Keong	$0	--	--	--	--	$0	$0
Leslie Terh Chiew Kim	$0	--	--	--	--	$0	$0
David Ho	$0	--	--	--	--	$0	$0
Paul Y.L. Tong	$0	--	--	--	--	$0	$0

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the date of this annual report  and after the reverse stock split, the stock ownership of each executive officer and director of the Company, of all executive officers and directors of the Company, as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock.  Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrant or other right to acquire additional securities of the Company except as may be otherwise noted.

Name and Address	Number of Shares Beneficially Owned	Percent of Class

Terence Yap (1) 1/F Xiu Ping Commercial Building 104 Jervois Street Sheung Wan Hong Kong	4,665,006 (2)	42.03%

Chan Chi Fai (1) Flat A, 12/F, Block 15, 9 Wah King Hill Road, Wonderland Villas, Kwai Chung. N.T.	1,162,643	10.50%

Eppie Wong (1) 1/F Xiu Ping Commercial Building 104 Jervois Street Sheung Wan Hong Kong	254	0%

Michael Yap (1) 1/F Xiu Ping Commercial Building 104 Jervois Street Sheung Wan Hong Kong	922,777	8.31%

Strong Win Limited, a BVI corporation 1/F Xiu Ping Commercial Building 104 Jervois Street Sheung Wan Hong Kong	172,363	1.56%

Leslie Terh Chiew Kim (1) 1 Marine Vista, #15-81 Neptune Court S449025 Singapore	0	0%

David Ho (1) Unit 1605-1616, 16/F The Metropolis, Tower 10 Metropolis Drive, Hong Hum Kowloon, Hong Kong	0	0%

Paul Y.L. Tong (1) 29/F, New World Tower 16-18 Queen’s Road Central Hong Kong	0	0%

All officers and directors as a group (7 in number)	6,664,499(3)	60.04%

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

As of December 31, 2007, the Company owed a director, Terence Yap Wing Khai, a total of $336,425 on a loan given by such director to the Company.  The loan is unsecured, non-interest bearing and has no fixed term of repayment.  The loan is deemed payable upon demand.

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

10.1

Supplemental Agreement dated November 29, 2004 between China Digital satNet Limited (“CSN”) and Digital Network Alliance (HK) Limited (“DNA”) and supplemental to the Service Agreement No. CSN/BUS/TRA/03/C007 (“the Service Agreement”) (herein incorporated by reference from Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on May 31, 2005).

10.2

Master Services Contract Between Parkview (Suites) Limited and Digital Network Alliance (HK) Limited, dated April 16, 2002 (herein incorporated by reference from Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on May 31, 2005).

10.3

Service Partnership Agreement between Pt. Circlecom Nusantara Indonesia and Digital Network Alliance (S) Pte., Ltd., dated December 1, 2001(herein incorporated by reference from Registration Statement on Form SB-2/A filed with the Securities and Exchange Commission on May 31, 2005).

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

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC, and its predecessor Child, Sullivan and Company for audit of the Company’s annual financial statements were $25,000 for the fiscal year ended December 31, 2007, and $21,000 for the fiscal year ended December 31, 2006. The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC, and its predecessor, Child, Sullivan and Company for review of the Company’s financial statements included in its quarterly reports on Form 10-QSB were $6,000 during the period ended December 31, 2007 and $4,500 during the period ended December 31, 2006.  The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC, and its predecessor, Child, Sullivan and Company, for review of the Company’s Registration Statement on Form SB-2 during the fiscal year ended December 31, 2006 were $9,000.

(2) Child, Van Wagoner & Bradshaw, PLLC did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ending December 31, 2007 or December 31, 2006.

Tax Fees

(3) The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC, and its predecessor Child, Sullivan and Company for tax compliance, tax advice and tax planning were $0 for the fiscal year ended 2007 and $0 for the fiscal year ended 2006.

All Other Fees

(4) Child, Van Wagoner & Bradshaw, PLLC did not bill the Company for any products and services other than the foregoing during the fiscal years ended 2007 and 2006.

Audit Committee’s Pre-approval policies and procedures

We have not had standing audit, nominating or compensation committees of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole. We anticipate establishing such committees in the near future.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 17, 2008.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

(Registrant)

By: /s/ Edward Chan, Chief Executive Office, Chief Operating Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Terence Yap, Director

Date:  April 17, 2008

/s/ Eppie Wong, Chief Financial Officer and Director

Date:  April 17, 2008

/s/ Edward Chan, Chief Operations Officer and Director

Date:  April 17, 2008

/s/ Michael Yap, Director

Date:  April 17, 2008

/s/ Leslie Ter Chiew Kim

Date:  April 17, 2008