Form 10-Q
period 2008-03-31
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2008-05-23
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         [  ] Yes   [X] No

As of May 20, 2008 the Issuer had 11,100,000 shares of common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

(a)

The unaudited financial statements of registrant for the three months ended March 31, 2008, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

INDEX TO FINANCIAL STATEMENTS

PAGE

Consolidated balance sheets	3-4

Consolidated statements of operations and comprehensive loss	5

Consolidated statements of cash flows	6

Notes to unaudited consolidated financial statements	7-10

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$ 2,629	$ 1,741
Trade accounts receivable, net	-	18,155
Prepayment deposits	38,720	36,016
Total current assets	41,349	55,912

Plant and equipment, net	28,750	33,209

Total assets	$ 70,099	$ 89,121

Liabilities and Stockholders' Deficit
Current liabilities
Trade accounts payable	$ 388,658	$ 395,215
Accrued expenses	10,202	14,058
Payable to stockholder	356,756	336,425
Deposits	15,126	15,126
Income taxes payable	631	603
Total current liabilities	771,373	761,427

Stockholders' Equity
Common stock - Par value $.001; authorized 200,000,000
shares authorized, 11,100,000 shares
issued and outstanding	11,100	11,100
Additional paid in capital	2,282,140	2,282,140
Retained deficit	(2,999,997)	(2,971,579)

Accumulated other comprehensive income	5,483	6,033
Total stockholders' deficit	(701,274)	(672,306)
Total liabilities and stockholders’ deficit	$ 70,099	$ 89,121

The accompanying notes are an integral part of these financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2008

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Sales revenues	$28,685	$175,053
Cost of goods sold	18,986	93,379
Gross profit	9,699	81,674
Operating expenses
Depreciation	2,057	6,538
Distribution and selling expenses	3,574	1,903
General and administrative expenses	55,212	132,936
Total operating expenses	60,843	141,377
Net operating loss	(51,144)	-(59,703)
Other income (expense)
Other	22,726	872
Total other income	22,726	872
Net loss before income tax and discontinued operation	(28,418)	-(58,831)
Taxes	-	-
Net loss before discontinued operation	(28,418)	(58,831)

Income (loss) from discontinued operation	-	2,086
Gain on sale of discontinued sibsidiary	-	57,872
Net loss	$(28,418)	$1,127
Foreign currency translation adjustment	(550)	2,385
Comprehensive loss	$(28,968)	$3,512

Net loss per common share	$(.00261)	$(.00)
Weighted average common shares outstanding	$11,100,000	$11,100,000

The accompanying notes are an integral part of these financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Operating activities:

Net (loss) profit	$ (28,418)	$ 1,127
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	4,459	7,565
Gain on sale of discontinued subsidiary	-	(57,872)
Impairment loss on bad and doubtful debts	-	46,601
Changes in operating assets and liabilities:
Trade accounts receivable	18,155	16,401
Prepaid expenses and other assets	(2,704)	338
Trade accounts payable	(6,557)	(11,825)
Accrued expenses	(3,856)	(36,595)
Deposits	-	(2,774)
Net cash used in operating activities	(18,921)	(37,034)

Investing activities:
Disposal of subsidiaries	-	243
Net cash used in investing activities	-	243

Financing activities:
Proceeds from stockholder loan	20,331	-
Net cash provided by financing activities	20,331	-

Effect of rate changes on cash	(522)	2,385

(Decrease)/Increase in cash and cash equivalents	888	(34,406)

Cash and cash equivalents, beginning of year	1,741	90,264
Cash and cash equivalents, end of year	$ 2,629	$ 55,858

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

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

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At march 31, 2008, the Company had an accumulated deficit of $2,999,997 and working capital of $(730,024). Operations to date have been primarily financed by equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity financing and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quarterly Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s 2007 financial statements in Form 10-KSB.  These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements.  The interim operating results are not necessarily indicative of the results for a full year.

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

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. At March 31, 2008 and March 31, 2007 the allowance for doubtful accounts totalled $0.

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

Revenue Recognition

Revenue from provision of voice termination, satellite and broadband Internet services is recognized as earned when customers are invoiced for monthly services they have received in accordance with the service contracts. At that time the Company considers the earnings process to be complete and collectability to be reasonably assured.

Advertising Expenses

Advertising costs will be expensed when and if incurred. The Company has incurred no advertising expenses to date.

Retirement Benefits

The Company has a defined contribution benefit plan. The Company’s contributions are discretionary. For the period ended March 31, 2008, the contribution made by Digital Network Alliance amounted to $735.

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

The Company had no potentially dilutive securities outstanding at March 31, 2008.

4. DISPOSAL OF SUBSIDIARY

During the year ended December 31, 2007, the Group disposed of its entire interests in DNA Financial Systems Inc. The net liabilities of the subsidiaries at the date of disposal were as follows:

USD
Net assets disposed of:

Fixed assets	$ 4,029
Cash and bank balance	12,578
Accounts receivable	1,708
Deposits and prepayment	3,205
Due to Fellow Subsidiary	(46,594)
Accounts payable	(12,638)
Accruals	(1,282)
Deposit received	(6,057)
(45,051)
Gain on disposal of interest in subsidiaries	57,872
Consideration	12,821

Satisfied by:

Cash consideration received	$ 12,821

Net cash inflow arising on disposal:

Cash received	12,821
Cash and bank balance disposed of	(12,578)
243

The subsidiaries disposed of during the year did not make any significant contribution to the results and cash flows of the Group during the period prior to the disposals.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

OVERVIEW

Digital Network Alliance International, Inc. (hereinafter “We”, “Our”, the “Company”, or “Digital” was incorporated under the laws of the State of Delaware on August 19, 1997, under the name of Sheffield Products, Inc. We changed our name to Digital Network Alliance International, Inc. on November 30, 2004. Our overall objective is to build a comprehensive telecommunications network which delivers cost-effective services to our customers within the Asia Pacific region, and beyond.  This is a long-term objective, involving many elements, and there is no assurance that it can be achieved.  Our ability to do so will be dependent upon a number of factors including, but not limited to, our ability to achieve and maintain strategic partnerships and alliances with various local partners and suppliers, our ability to achieve and maintain consistently profitable operations and the availability of necessary working capital.

Our plan of operations for 2008 includes maintenance of our existing operations, and to the extent possible, expansion and improvement of our existing operations as well as commencement of new operations.  The extent to which we will be able to expand and improve existing operations and commence new operations will be dependent to a large extent on the availability of working capital either from our pending stock offering, or from other sources.  Since there is no assurance that the public offering will be successful, or that working capital will be available to us from other sources, there is also no assurance regarding the extent to which we will be able to implement our plan of operations within the foreseeable future.  The Company may pursue acquisitions of other companies or technologies.  However, the Company has not currently entered into any negotiations or agreements to acquire any business.  The Company does not directly carry on any business activities.  All of our business operations are carried on through our operating subsidiaries.  The operating subsidiaries are Digital Network Alliance (S) Pte Ltd., a Singapore corporation (“DNA Singapore”) and Digital Network Alliance (HK) Ltd., a Hong Kong corporation (“DNA Hong Kong”). DNA Singapore and DNA Hong Kong perform identical business activities of providing satellite Internet connections to customers in the Asia Pacific Region, and providing managed broadband services to commercial office buildings and apartment buildings in Hong Kong and Singapore. DNA Singapore manages business activities in Singapore and Indonesia.  DNA Hong Kong conducts and manages the business activities in Hong Kong and Mongolia.

The following discussion concerning the results of operation, liquidity and capital resources of Digital Network Alliance International, Inc. (the “Company”), is based solely upon the business operations that are carried on by the Company’s operating subsidiaries for the three month interim periods ended March 31, 2008 and 2007.  On April 1, 2005, the Company formed DNA Financial Systems (HK) Ltd., a Hong Kong corporation (“DNA Financial”), as a third operating subsidiary.  On March 2, 2007, DNA Financial was sold to Mr. Choi Ying Ming, the CEO of DNA Financial, for a price of HKD100,000, or approximately $12,820.51.  The reason for the disposal is that this subsidiary is not generating a profit and the profit margin is low.  It is not a profitable endeavour for the Company.

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 2008 and March 31, 2007 were $28,685 and $175,053 respectively.  This decrease of $146,368 or approximately 84% was because there was a severe pricing competition and customers were looking for an alternate solution, such as fibre network.  The major decrease were the result of a drop in the satellite business and broadband business by $128,740 and $24,141.  This reduction was offset by an increase in $6,513 of voice termination business.

Cost of goods sold for the three months ended March 31, 2008 was $18,986 compared to $93,379 in the same period of 2007. The decrease of $74,393 or 80% was due to the well-controlled cost of satellite bandwidth and broadband costs.

Gross profit decreased by $71,975 to $9,699 from $81,674 for the three months ended March 31, 2008 and March 31, 2007 respectively.   The gross margin percentage has shown a decrease of 88% from March 31, 2007 to March 31, 2008.  The drecrease in gross margin reflects decreased profit margin of cost in satellite business and the broadband business due to the drop in the revenue.

General and administration expenses for the period ended March 31, 2008 totalled $55,212 compared to $132,936 in the same period ended 2007.  The decrease of $77,724, or 58%, was primarily due to the decrease in bad debt by $46,601, salaries by $30,478 and others by $645.

Net loss (profit) for the periods ended March 31, 2008 and March 31, 2007 were $(28,418) and $1,127  respectively.  The decrease of $29,545 was mainly due to a significant decrease in revenues.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2008, the Company balance sheet reflects current assets of $41,349, total assets of $70,099, total current liabilities of $771,373 and shareholder’s deficit of $(701,274).  As of December 31, 2007, the Company’s balance sheet reflects current assets of $55,912, total assets of $89,121, total current liabilities of $761,427 and shareholder’s deficit of $(672,306).  The slightly decrease in liquidity from 0.07 to 0.05 was the result of the decrease in trade accounts receivables.

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

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4T.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISTERED SALES OF EQUITY SECURPROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM  5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

/s/ Chan Chi Fai, President and Chief Operations Officer

Date: May 23, 2008

/s/ Eppie Wong, Chief Financial Officer and Director

Date: May 23, 2008

/s/ Terence Yap, Director

Date: May 23, 2008

/s/ Michael Yap, Director

Date: May 23, 2008

/s/ Leslie Ter Chiew Kim

Date: May 23, 2008