Form 10-Q
period 2008-06-30
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2008-07-31
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

(Name of small business in its charter)

Delaware	0-50002	52-2175896
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

Room 1101, 11/F, Shanghai Industrial Investment Building, 48-62 Hennessy Road, Wanchai, HK.
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

As of June 30, 2008 the Issuer had 11,100,000 shares of common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

(a)   The unaudited financial statements of Digital Network Alliance International, Inc. (hereinafter referred to as “Digital”, the “Registrant”, or the “Company”) included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB for the fiscal year ended December 31, 2007.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

INDEX TO FINANCIAL STATEMENTS

PAGE

Consolidated balance sheets	3

Consolidated statements of operations and comprehensive loss	4

Consolidated statements of cash flows	5

Notes to unaudited consolidated financial statements	6-10

- - 2 - -

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$ 2,662	$ 1,741
Trade accounts receivable, net	-	18,155
Prepayment deposits	30,679	36,016
Total current assets	33,341	55,912

Plant and equipment, net	24,291	33,209

Total assets	$ 57,632	$ 89,121

Liabilities and Stockholders' Deficit
Current liabilities
Trade accounts payable	$ 389,355	$ 395,215
Accrued expenses	12,581	14,058
Payable to stockholder	382,927	336,425
Deposits	18,060	15,126
Income taxes payable	640	603
Total current liabilities	803,563	761,427

Stockholders' Equity
Common stock - Par value $.001; 200,000,000 shares
authorized, 11,100,000 shares issued and outstanding	11,100	11,100
Additional paid in capital	2,282,140	2,282,140
Retained deficit	(3,044,494)	(2,971,579)
Accumulated other comprehensive income	5,323	6,033

Total stockholders' deficit	(745,931)	(672,306)

Total liabilities and stockholders' deficit	$ 57,632	$ 89,121

The accompanying notes are an integral part of these financial statements

- - 3 - -

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales revenues	$1,013	$128,461	$29,698	$303,514
Cost of goods sold	2,950	73,288	21,936	166,667
Gross profit (loss)	(1,937)	55,173	7,762	136,847
Operating expenses
Depreciation	2,058	6,538	4,115	13,076
Distribution and selling expenses	4,036	3,474	7,610	5,377
General and administrative expenses	64,431	81,411	119,643	214,347
Total operating expenses	70,525	91,423	131,368	232,800
Net operating loss	(72,462)	(36,250)	(123,606)	(95,953)
Other income
Other	27,965	5,541	50,691	6,413
Total other income	27,965	5,541	50,691	6,413
Net loss before income tax and discontinued operation	(44,497)	(30,709)	(72,915)	(89,540)
Taxes	-	-	-	-
Net loss before discontinued operation	(44,497)	(30,709)	(72,915)	(89,540)

Income from discontinued operation	-	-	-	2,086
Gain on sale of discontinued subsidiary	-	-	-	57,872
Net loss	$(44,497)	$(30,709)	$(72,915)	$(29,582)
Foreign currency translation adjustment	(160)	(2,385)	(710)	(1,554)
Comprehensive loss	$(44,657)	$(33,094)	$(73,625)	$(31,136)

Net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average common shares outstanding	11,100,000	11,100,000	11,100,000	11,100,000

The accompanying notes are an integral part of these financial statements

- - 4 - -

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Operating activities:

Net (loss) profit	$ (72,915)	$ (29,582)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	8,918	14,339
Gain on sale of discontinued subsidiary	-	(57,872)
Impairment loss on bad and doubtful debts	-	46,601
Changes in operating assets and liabilities:
Trade accounts receivable	18,155	44,145
Prepaid expenses and other assets	5,337	340
Trade accounts payable	(5,860)	(34,651)
Accrued expenses	(1,477)	(38,042)
Deposits	2,934	(29,562)
Net cash used in operating activities	(44,908)	(84,284)

Investing activities:
Disposal of subsidiaries	-	243
Net cash used in investing activities	-	243

Financing activities:
Proceeds from stockholder loan	46,502	27,179
Net cash provided by financing activities	46,502	27,179

Effect of rate changes on cash	(673)	(1,554)

(Decrease)/Increase in cash and cash equivalents	921	(58,416)

Cash and cash equivalents, beginning of period	1,741	90,264
Cash and cash equivalents, end of period	$ 2,662	$ 31,848

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

- - 5 - -

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

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At June 30, 2008, the Company had an accumulated deficit of $(3,044,494) and working capital of $(745,931). Operations to date have been primarily financed by equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity financing and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

2.  BASIS OF PRESENTATION

The accompanying consolidated financial statements include those of the Company and its wholly owned subsidiaries; Digital BVI, Digital Network Alliance (S) Pte. Ltd. (“Digital S”) and Digital Network Alliance (HK) Limited (“Digital HK”), as well as its 70% owned subsidiary DNA Financial Systems Inc. BVI (“Financial BVI”). Financial BVI was only consolidated through the date of its disposal. The accounts of Financial BVI include its 100% owned subsidiary DNA Financial Systems (HK), Limited (“Financial HK”). Digital BVI incorporated in British Virgin Islands on June 4, 2005, Digital S incorporated in the Republic of Singapore on October 19, 2001, and Digital HK incorporated in Hong Kong on November 12, 2001. Financial BVI incorporated in British Virgin Islands on March 15, 2005 for the purpose of holding Financial HK, which incorporated in Hong Kong on April 1, 2005 and subsequently sold on March 2, 2007.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Quarterly Financial Statements

- - 6 - -

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q but do not include all of the information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s 2007 financial statements in Form 10-KSB.  These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements.  The interim operating results are not necessarily indicative of the results for a full year.

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

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. At June 30, 2008 and December 31, 2007 the allowance for doubtful accounts totalled $0.

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

- - 7 - -

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

Retirement Benefits

The Company has a defined contribution benefit plan. The Company’s contributions are discretionary. For the period ended June 30, 2008, the contribution made by Digital Network Alliance amounted to $1,651.  For the period ended June 30, 2007, the contribution made by Digital Network Alliance amounted to $2,887.

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

- - 8 - -

Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive securities, such as stock options and warrants.

The Company had no potentially dilutive securities outstanding at June 30, 2008.

4. DISPOSAL OF SUBSIDIARY

On March 2, 2007, the Company disposed of its entire interests in DNA Financial Systems Inc. The net liabilities of the subsidiaries at the date of disposal were as follows:

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
243

The subsidiaries disposed of during the year did not make any significant contribution to the results and cash flows of the Company during the period prior to the disposals.

- - 9 - -

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

OVERVIEW

Digital Network Alliance International, Inc. (hereinafter “We”, “Our”, the “Company”, or “Digital”) was incorporated under the laws of the State of Delaware on August 19, 1997, under the name of Sheffield Products, Inc. We changed our name to Digital Network Alliance International, Inc. on November 30, 2004. Our overall objective is to build a comprehensive telecommunications network which delivers cost-effective services to our customers within the Asia Pacific region, and beyond.  This is a long-term objective, involving many elements, and there is no assurance that it can be achieved.  Our ability to do so will be dependent upon a number of factors including, but not limited to, our ability to achieve and maintain strategic partnerships and alliances with various local partners and suppliers, our ability to achieve and maintain consistently profitable operations and the availability of necessary working capital.

Our plan of operations for 2008 includes maintenance of our existing operations, and to the extent possible, expansion and improvement of our existing operations as well as commencement of new operations.  The extent to which we will be able to expand and improve existing operations and commence new operations will be dependent to a large extent on the availability of working capital.  Since there is no assurance that working capital will be available to us, there is also no assurance regarding the extent to which we will be able to implement our plan of operations within the foreseeable future.  The Company may pursue acquisitions of other companies or technologies.  However, the Company has not currently entered into any negotiations or agreements to acquire any business.  The Company does not directly carry on any business activities.  All of our business operations are carried on through our operating subsidiaries.  The operating subsidiaries are Digital Network Alliance (S) Pte Ltd., a Singapore corporation (“DNA Singapore”) and Digital Network Alliance (HK) Ltd., a Hong Kong corporation (“DNA Hong Kong”).  DNA Singapore and DNA Hong Kong perform identical business activities of providing satellite Internet connections to customers in the Asia Pacific Region, and providing managed broadband services to commercial office buildings and apartment buildings in Hong Kong and Singapore. DNA Singapore manages business activities in Singapore and Indonesia.  DNA Hong Kong conducts and manages the business activities in Hong Kong and Mongolia.

- - 10 - -

The following discussion concerning the results of operation, liquidity and capital resources of Digital Network Alliance International, Inc. (the “Company”), is based solely upon the business operations that are carried on by the Company’s operating subsidiaries for the three and six month interim periods ended June 30, 2008 and 2007.  On April 1, 2005, the Company formed DNA Financial Systems (HK) Ltd., a Hong Kong corporation (“DNA Financial”), as a third operating subsidiary.  On March 2, 2007, DNA Financial was sold to Mr. Choi Ying Ming, the CEO of DNA Financial, for a price of HKD100,000, or approximately $12,820.51.  The reason for the disposal was that the subsidiary was not generating a profit for the Company.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 as Compared to the Three Months Ended June 30, 2007

Revenue.  During the three months ended June 30, 2008, the Company had revenue in the amount of $1,013, as compared to revenue in the amount of $128,461 for the three month period ended June 30, 2007, a decrease of $127,448, or approximately 99%. The primary reasons attributable to the decrease in revenue experienced by the Company were i) a significant drop in the Company’s satellite business by approximately 67%, and ii) a drop in the Company’s broadband business by approximately 32%. The foregoing drops in the satellite business and the broadband business were due to the fact that telecommunications operators in South East Asia (the “Region”) have been aggressively installing fibre optic communication systems infrastructure within the Region, generally referred to as fibre solutions, which has provided a greater amount of internet bandwidth supply at lower prices.  As a result of the lower prices, a portion of the Company’s customers ceased using the Company’s services and have switched to fibre solutions to meet their internet needs.

Cost of Goods Sold.  Cost of goods sold for the three months ended June 30, 2008 was $2,950, as compared to $73,288 for the three month period ended June 31, 2007. The decrease of $70,338, or 96%, was due to the well-controlled cost of satellite bandwidth and broadband costs and the drop in the Company’s revenue.

Gross Profit.  During the three month period ended June 30, 2008 the Company had gross profit (loss) of $1,937, as compared to gross profit of $55,173 for the three months ended June 30, 2007, a decrease of $57,110.  The decrease in gross profit experienced by the Company was the result of a decline that the Company experienced in the revenue generated by its satellite business and the broadband business.

General and Administration Expenses.  General and administration expenses for the 3 months ended June 30, 2008 totalled $64,431 compared to $91,423 in the same period ended 2007.  The decrease of $26,992, or 30%, was primarily due to the decrease in salaries by $6,397, rental by $533, professional fees by $710, staff benefits by $3,304 and others by $16,048.

Net Loss.  For the three month period ended June 30, 2008, the Company experienced a net loss of ($44,497), as compared to a net loss of ($30,709) for the 3 month period ended June 30, 2007.  The increase in the net loss experienced by the Company of $13,788 was mainly due to the increase the Company experienced in operating expenses.

Six Months Ended June 30, 2008 as Compared to the Six Months Ended  June 30, 2007

Revenue.  During the six months that ended June 30, 2008, the Company had revenue in the amount of $29,698, as compared to revenue of $303,514 for the six month period ended June 30, 2007, a decrease of $273,816 or approximately 90%.  The reason for the decrease in the Company’s revenue from June 30, 2007 to June 30, 2008 was due to the fact that the Company faced increased competition from its competitors who were able to offer the Company’s customers competitively priced products.  As a result of the fibre solution, most of the Company’s customers elected to

- - 11 - -

purchase products from the Company’s competitors in its satellite businesses, which in turn lead to a decline in the Company’s revenue.   There were drops of $214,967 and $59,896 in satellite income and broadband income respectively.  The decrease was offset by an increase in voice termination of $1,047.

Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2008 was $21,936, as compared to $166,667 for the six month period ended June 30, 2007, a decrease of $144,731 or 87%.  The decrease in the cost of goods sold was due to the fact that the Company generated less revenue during the period ended June 30, 2008 as compared to the period ended June 30, 2007. The major drop was due to a drop in broadband cost and bandwidth cost by $11,409 and $132,225 respectively.  We also experienced a drop in the cost of equipment, cost of voice termination and the depreciation of network equipment.

Gross Profit.  During the six month period ended June 30, 2008 the Company had gross profit of $7,762, as compared to gross profit of $136,847 for the six months ended June 30, 2007, a decrease of $129,085, or approximately 94%.  The decrease in gross profit experienced by the Company was the result of a decline that the Company experienced in the revenue generated by its satellite business and the broadband business.

General and Administrative Expenses. General and administrative expenses for the six month period ended June 30, 2008 totalled $119,643, as compared to $214,347 in the same period ended 2007.  The decrease of $94,704, or 44%, was primarily due to the decrease in bad debt by $46,601, salaries by $38,356 and others expenses by $9,747.

Net loss.  For the six month period ended June 30, 2008, the Company experienced a net loss of ($72,915), as compared to a net loss of ($29,582) for the six month period ended June 30, 2007.  The increase in the net loss experienced by the Company of $43,333 was mainly due to the significant drop in revenue.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, our unaudited balance sheet reflects that we have cash and cash equivalents of $2,662, as compared to cash and cash equivalents of $1,741 for the fiscal year ended December 31, 2007.  As of June 30, 2008, our unaudited balance sheet reflects that we have total current assets of $33,341 and total assets of $57,632, as compared to total current assets of $55,912 and total assets of $89,121 for the fiscal year ended December 31, 2007. The reason for the decrease of $31,489 in our total assets were primarily attributable to the accounts receivables and prepayment deposits. There was no accounts receivables as at June 30, 2008.  Additionally, as of June 30, 2008 our unaudited balance sheet reflects that we have  total current liabilities of $803,563, and total shareholder’s deficit of $(745,931), as compared to total current liabilities of $761,427 and shareholder’s deficit of $(672,306) for the fiscal year ended December 31, 2007.  The net cash used by operating activities for the period ended June 30, 2008 was $44,908.

Management’s plans regarding its liquidity and capital resources consist of raising permanent equity financing and focusing on broadband sales and related support services in Hong Kong and the Asia Pacific region which has the highest margin.  In addition, the Company will begin to explore new opportunities in broadband business in Hong Kong and the rest of the Asia Pacific region where margins for such products and services are higher and will focus on controlling its operating expenses. Management has agreed to provide temporary financing to the Company should it be required for working capital, but is not contractually obligated to do so.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

- - 12 - -

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

- - 13 - -

ISTERED SALES OF EQUITY SECURPROCEEDS

On May 12, 2008, the Board of Directors of the Company authorized the entry into an agreement by and between the Company and Brean Murray Carret & Co., (“BMC”) pursuant to which BMC agreed to act as the Company’s exclusive finance advisor and investment banker.  In accordance with the terms of the agreement, on May 12, 2008 the Board of Directors authorized the issuance of 350,000 shares of the Company’s common stock as partial consideration for the services to be rendered by BMC.  The 350,000 shares of common stock were issued to BMC on July 16, 2008.  The shares of common stock issued to BMC were not registered under the Securities Act of 1933 in reliance upon the exemption from registration provide in Section 4(2) of the Securities Act of 1933.

On May 12, 2008, the Board of Directors of the Company authorized the issuance of a total of 150,000 shares of the Company’s common stock to the following individuals as compensation for services provided as independent members of the Company’s Board of Directors: i) Paul Y.L Tong – 50,000 shares of common stock; ii) David Ho – 50,000 shares of common stock; and iii) Leslie Terh Chiew Kim – 50,000 shares of common stock.  The total 150,000 shares of common stock were issued to the forgoing individuals on July 16, 2008.  The shares of common stock which were issued to Paul Y.L Tong, David Ho, and Leslie Terh Chiew Kim were not registered under the Securities Act of 1933 in reliance upon the exemption from registration provided by Regulation S of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM  5. OTHER INFORMATION.

The information reported in Item 2 was not previously disclosed in a Form 8-K; in lieu of such filing, the information is being disclosed in this Form 10-Q.  The information reported in Item 2 is hereby incorporated by reference.

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

- - 14 - -

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

/s/ Chan Chi Fai, President and Chief Operations Officer

Date: July 30, 2008

/s/ Eppie Wong, Chief Financial Officer and Director

Date: July 30, 2008

/s/ Terence Yap, Director

Date: July 30, 2008

/s/ Michael Yap, Director

Date: July 30, 2008

/s/ Leslie Ter Chiew Kim

Date: July 30, 2008

- - 15 - -