Form 10-Q
period 2008-09-30
DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
filed 2008-11-13
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of September 30, 2008 the Issuer had 11,600,003 shares of common stock issued and outstanding.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

(a)   The unaudited financial statements of Digital Network Alliance International, Inc. (hereinafter referred to as “Digital”, the “Registrant”, or the “Company”) included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-KSB, and all amendments thereto, for the fiscal year ended December 31, 2007.

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

INDEX TO FINANCIAL STATEMENTS

PAGE

Consolidated balance sheets	3

Consolidated statements of operations and comprehensive loss	4-5

Consolidated statements of cash flows	6

Notes to unaudited consolidated financial statements	7-12

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
Assets		(Audited)
Current assets:
Cash and cash equivalents	$ 1,132	$ 1,741
Trade accounts receivable, net	-	18,155
Prepayment deposits	25,628	36,016
Total current assets	26,760	55,912

Plant and equipment, net	19,833	33,209

Total assets	$ 46,593	$ 89,121

Liabilities and Stockholders' Deficit
Current liabilities:
Trade accounts payable	$ 383,104	$ 395,215
Accrued expenses	13,160	14,058
Payable to stockholder	392,678	336,425
Deposits	16,575	15,126
Income taxes payable	610	603
Total current liabilities	806,127	761,427

Stockholders' Deficit:
Common stock - Par value $.001; authorized 200,000,000
shares authorized, 11,600,003 shares
issued and outstanding	11,600	11,100
Additional paid in capital	2,331,640	2,282,140
Accumulated deficit	(3,108,683)	(2,971,579)
Accumulated other comprehensive income	5,909	6,033

Total stockholders' deficit	(759,534)	(672,306)

Total liabilities and stockholders' deficit	$ 46,593	$ 89,121

The accompanying notes are an integral part of these financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Sales revenues	$30,845	$96,495
Cost of goods sold	2,402	59,790
Gross profit	28,443	36,705
Operating expenses
Depreciation	2,057	6,585
Distribution and selling expenses	462	7,741
General and administrative expenses	90,113	62,956
Total operating expenses	92,632	77,282
Net operating loss	(64,189)	(40,577)
Other income (expense)
Other	-	5,005
Total other income	-	5,005
Net loss before income tax	(64,189)	(35,572)
Taxes	-	-
Net loss	(64,189)	(35,572)

Foreign currency translation adjustment	586	1,554
Comprehensive loss	$(63,603)	$(34,018)

Net loss per common share	$(0.01)	$(0.00)
Weighted average common shares outstanding	$11,600,000	$11,100,000

The accompanying notes are an integral part of these financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Nine months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Sales revenues	$60,543	$400,009
Cost of goods sold	24,338	226,457
Gross profit	36,205	173,552
Operating expenses
Depreciation	6,172	19,661
Distribution and selling expenses	8,072	13,118
General and administrative expenses	209,756	277,303
Total operating expenses	224,000	310,082
Net operating loss	(187,795)	(136,530)
Other income (expense)
Other	50,691	11,418
Total other income	50,691	11,418
Net loss before income tax and discontinued operation	(137,104)	(125,112)
Taxes	-	-
Net loss before discontinued operation	(137,104)	(125,112)

Income (loss) from discontinued operation	-	2,086
Gain on sale of discontinued subsidiary	-	57,872
Net loss	$(137,104)	$(65,154)
Foreign currency translation adjustment	(124)
Comprehensive loss	$(137,228)	$(65,154)

Net loss per common share	$(0.01)	$(0.00)
Weighted average common shares outstanding	$11,266,667	$11,100,000

The accompanying notes are an integral part of these financial statements

DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Operating activities:

Net (loss) profit	$ (137,104)	$ (65,154)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	13,376	21,160
Gain on sale of discontinued subsidiary	-	(57,872)
Impairment loss on bad and doubtful debts	-	46,601
Stock based compensation to directors	15,000	-
Stock based compensation to a professional	35,000
Changes in operating assets and liabilities:
Trade accounts receivable	18,155	37,238
Prepaid expenses and other assets	10,388	307
Trade accounts payable	(12,111)	(39,767)
Accrued expenses	(898)	(11,358)
Deposits	1,449	(29,561)
Net cash used in operating activities	(56,745)	(98,406)

Investing activities: Purchase of plant and equipment, net	-	(799)
Disposal of subsidiaries	-	243
Net cash used in investing activities	-	(556)

Financing activities:
Proceeds from stockholder loan	56,253	27,179
Net cash provided by financing activities	56,253	27,179

Effect of rate changes on cash	(117)	(3,606)

(Decrease)/Increase in cash and cash equivalents	(609)	(75,389)

Cash and cash equivalents, beginning of year	1,741	90,264
Cash and cash equivalents, end of year	$ 1,132	$ 14,875

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At September 30, 2008, the Company had an accumulated deficit of $(3,108,683) and working capital of $46,593. Operations to date have been primarily financed by equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity financing and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

On September 23, 2008, we entered into an Agreement for Share Exchange with Linking Target Limited, a British Virgin Islands corporation (“LTL”), and the individual shareholder of LTL, pursuant to which we acquired 1 share of LTL, representing 100% of its issued and outstanding common stock, in exchange for the issuance of 48,399,997 shares of our common stock.  As a result of completion of the share exchange transaction, LTL became our wholly-owned subsidiary.

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

Trade Accounts Receivable

Trade accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount becomes questionable. At September 30, 2008 and September 30, 2007 the allowance for doubtful accounts totalled $0.

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

Retirement Benefits

The Company has a defined contribution benefit plan. The Company’s contributions are discretionary. For the period ended September 30, 2008, the contribution made by Digital Network Alliance amounted to $2,566.

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

The Company had no potentially dilutive securities outstanding at September 30, 2008.

4. DISPOSAL OF SUBSIDIARY

During the year ended December 31, 2007, the Company disposed of its entire interests in DNA Financial Systems Inc. The net liabilities of the subsidiaries at the date of disposal were as follows:

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

5.

STOCK BASED COMPENSATION

During the three months ended September 30, 2008, the Company issued 150,000 shares of common stocks at its market fair value of $0.1 per share to 3 directors for their past service and they have resigned on May 12, 2008. The Company also issued 350,000 shares of common stocks at its market fair value of $0.1 per share to Brean Murray Carret & Co for the service rendered.

6.

BUSINESS MERGER

On September 23, 2008, the Company entered into a share exchange agreement with Linking Target Limited, a British Virgin Islands corporation (“LTL”). Pursuant to the share exchange agreement, the Company issued an aggregate amount of 48,399,997 shares of its common stock in exchange for 100% equity interest in LTL. Upon the completion, LTL survived the merger and became the wholly-

owned subsidiary of the Company. LTL stockholders retained, in the aggregate, 48,399,997 shares of the common stock of the Company, which represents approximately 80.67% of the issued and outstanding shares of the Company, in connection with the merger.

The Board of Directors approved the share issuance in September 2008 and the shares were issued in October 2008.

This transaction is accounted for as a reverse acquisition under the purchase method of accounting whereby LTL is considered to be the accounting acquirer as its shareholders have obtained control of the Company after the share exchange. Accordingly, the merger of LTL into the Company should be recorded as a recapitalization of LTL, LTL being treated as the continuing entities. The share exchange agreement is considered to be treated as a recapitalization and not as a business combination; therefore, no pro forma information is disclosed. Thus, LTL is the continuing entity for financial reporting purposes and its audited financial statement and its combined historical financial statement of the Company will be filed on Form 8-K no later than 71 calendar days after the date that the initial report on Form 8-K.

7.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). These standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in financial statements, including capitalizing at the acquisition date the fair value of acquired in process research and development projects, and remeasuring and writing down these assets, if necessary, in subsequent periods during their development. The new standards will be applied prospectively for business combinations that occur for the Company on or after April 1, 2009, except that presentation and disclosure requirements of SFAS 160 regarding minority interests shall be applied retrospectively. The Company does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

In December 2007, the FASB ratified EITF No. 07-1, “Accounting for Collaborative Agreements” (“EITF 07-1”). EITF 07-1 provides guidance regarding financial statement presentation and disclosure of collaborative arrangements, as defined, which includes arrangements the Company has entered into regarding development and commercialization of products. EITF 07-1 is effective for the Company as of April 1, 2009. The Company has not yet completed its evaluation of EITF 07-1, but does not currently believe that adoption will have a material impact on its results of operations, financial position or cash flows.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring entities to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for the Company on January 1, 2009 and will only impact future disclosures about the Company's derivative instruments and hedging activities.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP APB 14-1 will increase the annual interest expense that the Company recognizes on its $500 million 2.875% Senior Convertible Notes from an annual yield of approximately 2.875 percent to an annual yield equivalent to a nonconvertible debt borrowing. The adoption of FSP APB 14-1 will also result in the reclassification of the estimated issuance date fair value of the 2.875% Senior Convertible Notes conversion privilege from long-term debt to shareholders' equity in the Company's consolidated balance sheet. The Company does not expect that the adoption of FSP APB 14-1 will have a significant impact on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States ("GAAP"). SFAS 162 is effective 60 days following the United States Securities and Exchange Commission's ("SEC") approval of the Public Company Accounting Oversight Board amendments to AU Section 411, " The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not expect that the adoption of SFAS 162 will have a significant impact on the Company's financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the net income allocation in computing basic net income per share under the two class method prescribed under SFAS 128, "Earnings per Share". FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and, to the extent applicable, must be applied retrospectively by adjusting all prior-period net income per share data to conform to the provisions of the standard. The adoption of FSP EITF 03-6-1 is not expected to have a material effect on the Company's net income per share calculations.

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

OVERVIEW

Digital Network Alliance International, Inc. (hereinafter “We”, “Our”, the “Company”, or “Digital”) was incorporated under the laws of the State of Delaware on August 19, 1997, under the name of Sheffield Products, Inc. We changed our name to Digital Network Alliance International, Inc. on November 30, 2004.  The Company does not directly carry on any business operations. All of its business operations are carried on through our operating subsidiaries.  As of September 30, 2008 the Company’s business operations related exclusively to the provision of broadband internet services.  The Company’s operating subsidiaries are Digital Network Alliance (S) Pte Ltd., a Singapore corporation (“DNA Singapore”) and Digital Network Alliance (HK) Ltd., a Hong Kong corporation (“DNA Hong Kong”). DNA Singapore and DNA Hong Kong perform identical business activities of providing satellite Internet connections to customers in the Asia Pacific Region, and providing managed broadband services to commercial office buildings and apartment buildings in Hong Kong and Singapore. DNA Singapore manages business activities in Singapore and Indonesia.  DNA Hong Kong conducts and manages the business activities in Hong Kong and Mongolia.

Additionally, on September 23, 2008, the Company entered into a share exchange agreement with Linking Target Limited, a British Virgin Islands corporation (“LTL”). Pursuant to the share exchange agreement, the Company issued an aggregate amount of 48,399,997 shares of its common stock in exchange for 100% equity interest in LTL. Upon the completion of the share exchange LTL became a wholly-owned subsidiary of the Company. LTL stockholders received, in the aggregate, 48,399,997 shares of the common stock of the Company, which represents approximately 80.67% of the issued and outstanding shares of the Company, in connection with the share exchange transaction.  The Board of Directors approved the share issuance in September 2008 and the shares were issued in October 2008, subsequent to the period ended September 30, 2008.

LTL was founded in British Virgin Islands on January 23, 2008.  On August 1, 2008, LTL entered into an Exclusive Cooperation Agreement with China Construction Guaranty, Inc. (“CCG ”), a corporation incorporated in the People’s Republic of China which is engaged in the business of the construction and employees guaranty.  Pursuant to the agreement between CCG and LTL, the parties have agreed, among other things, that LTL will provide various services to CCG, including consulting services, training services, human resources for business development and other related services.

As a result of the Company’s acquisition of LTL there will be a change in the business operations of the Company in the next quarter.  As a result of the Company’s acquisition, the Company will terminate its business operations relating to its telecommunications network services and will begin offering consulting services, training services, human resources for business development and other related services through its wholly-owned subsidiary, LTL.  Our plan of operations for the fiscal year ending December 31, 2008, and the subsequent twelve (12) months, includes the termination of the Company’s telecommunication network services and commencement of business operations through LTL. The extent to which we will be able to commence new operations will be dependent, to a large extent, on the availability of working capital generated by the Company’s new subsidiary LTL.  Since there is no assurance that working capital will be available to us from either subsidiary’s business operations, or other sources, there is also no assurance regarding the extent to which we will be able to implement our plan of operations within the foreseeable future.  The Company may pursue acquisitions of other companies or technologies.  However, the Company has not currently entered into any negotiations or agreements to acquire any business.

RESULTS OF OPERATIONS

The following discussion concerning the results of operation, liquidity and capital resources of Digital Network Alliance International, Inc. (the “Company”), is based solely upon the business operations that are carried on by the Company’s operating subsidiaries for the three and nine month interim periods ended September 30, 2008 and 2007.

Three Months Ended September 30, 2008 as Compared to Three Months Ended September 30, 2007

Revenue. During the three months ended September 30, 2008, the Company had revenue in the amount of $30,845, as compared to revenue in the amount of $96,495 for the three months ended September 30, 2007, a decrease of $65,650, or approximately 68%.  The primary reason for the decrease in revenue experienced by the Company during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, was the fact that during the three months ended September 2008, the Company was not able to generate any revenue from its satellite operations or its voice termination services; its revenue was limited to income from generated by it broadband business operations. During this period, given the current market conditions, the Company only conducted broadband business operations.

Cost of Goods Sold.  Cost of goods sold for the three months ended September 30, 2008 was $2,402, as compared to $59,790 for the three months ended September 30, 2007.  The decrease of $57,388, or 96% was due to the fact that the revenue generated by the Company for the three months ended September 30, 2008 was limited exclusively to income from its broadband operations.

Gross Profit. During the three months period ended September 30, 2008, the Company had gross profit of $28,443, as compared to gross profit of $36,705 for the three months ended September 30, 2008, a decrease of $8,262.  The decrease in gross profit is attributable to the fact that the Company experienced a decline in revenue during the period ended September 30, 2008 as a result of the zero income in the Company’s business operations relating to its satellite operations and voice termination services.

Operating Expenses. Operating expenses for the 3 months ended September 30, 2008 totalled $92,632 compared to $77,282 in the same period ended 2007.  The increase of $15,350, or 20%, was primarily due to the increase in salaries and rentals by $15,350.

Net loss. For the three months period ended September 30, 2008, the Company experienced a net loss of $64,189, as compared to a net loss of $35,572 for the 3 months ended September 30, 2007.  The increased net loss experienced by the Company of $28,617 was primarily attributable to the facts that the Company experienced both an increase in gross loss, and an increase in operating expenses.

Nine Months Ended September 30, 2008 as Compared to the Nine Months Ended September 30, 2007.

Revenue.  During the nine months that ended September 30, 2008, the Company had revenue in the amount of $60,543, as compared to revenue of $400,009 for the nine months ended September 30, 2007, a decrease of $339,466 or approximately 85%.  The reason for the decrease in the Company’s revenue from the nine months ended September 30, 2007, as compared to nine months ended September 30, 2008 was due to the fact that the Company faced increased competition from its competitors who were able to offer the Company’s customers competitively priced products.  During this period, the Company experienced increased competition in all segments of its business, particularly its satellite business.  The increased competition and resulting drop in its satellite business were due to the fact that telecommunications operators in South East Asia (the “Region”) have been aggressively installing fibre optic communication systems infrastructure within the Region, generally referred to as fibre solutions, which has provided a greater amount of internet bandwidth supply at lower prices.  As a result of the lower prices, a portion of the Company’s customers ceased using the Company’s services and have switched to fibre solutions to meet their internet needs.  This increased competition resulted in a decline in the Company’s revenue.  Specifically, the Company experienced a drop of $266,392 and $73,074 in satellite income and broadband income respectively from the nine months ended September 2008 compared to the same period in 2007.  Additionally, the Company experienced a zero income relating to voice termination business and satellite income during that same period.

Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2008 was $24,338, as compared to $226,457 for the period ended September 30, 2007, a decrease of $202,119 or 89%.  The decrease in the cost of goods sold was due to the fact that the Company generated less revenue during the period ended September 30, 2008 as compared to the period ended September 30, 2007. The decrease was primarily due to a drop in broadband cost and bandwith cost by $20,827 and $175,340 respectively.  We also experienced the drop in the cost of equipment, cost of voice termination and the depreciation of network equipment.

Gross Profit.  During the period ended September 30, 2007 the Company had gross profit of $36,205, as compared to gross profit of $173,552 for the nine months ended September 30, 2007, a decrease of $137,.347, or approximately 42%.  The decrease in gross profit experienced by the Company was the result of declining revenues experienced by the Company in both its satellite and broadband businesses.

Operating Expenses. Operating expenses for the period ended September 30, 2008 totalled $224,000, as compared to $310,082 in the same period ended 2007.  The decrease of $86,082, or 28%, was primarily due to decreases in: i) bad debt by $46,601; ii) salaries by $14,944; iii) rental by $11,850; iv) professional fees by $10,961; and v) others expenses by 1,726.

Net loss.  For the period ended September 30, 2008, the Company experienced a net loss of ($137,104), as compared to a net loss of ($65,154) for the period ended September 30, 2007.  The decrease in the net loss experienced by the Company of $71,950 was mainly due to the significant drop in revenue.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, our unaudited balance sheet reflects that we have cash and cash equivalents of $1,132, as compared to cash and cash equivalents of $1,741 for the fiscal year ended December 31, 2007.  As of September 30, 2008, our unaudited balance sheet reflects that we have total current assets of $26,760 and total assets of $46,593, as compared to total current assets of $55,912 and total assets of $89,121 for the fiscal year ended December 31, 2007. The decrease of $42,528  in our total assets was primarily attributable to the decreases experienced by the Company in accounts receivables and  prepayment deposits. There were no accounts receivables as at September 30, 2008.  Additionally, as of September 30, 2008 our unaudited balance sheet reflects that we have  total current liabilities of $806,127, and total and shareholder’s deficit of $(759,534), as compared to total current liabilities of $761,427 and shareholder’s deficit of $(672,306) for the fiscal year ended December 31, 2007.  The net cash used by operating activities for the period ended September 30, 2008 was $56,745.  The net cash provided by financing activities for the period ended September 30, 2008 was $56,253 from a stockholder’s loan.

As noted above, as a result of the Company’s acquisition of LTL there will be a change in the business operations of the Company in the next quarter.  As a result of the Company’s acquisition, the Company will terminate its business operations relating to its telecommunications network services and will begin offering consulting services, training services, human resources for business development and other related services through its wholly owned subsidiary, LTL.  Our plan of operations for the fiscal year ending December 31, 2008, and the subsequent twelve (12) months, includes the termination of the Company’s telecommunication network services and commencement of business operations through LTL. The extent to which we will be able to commence new operations will be dependent, to a large extent, on the availability of working capital generated by the Company’s new subsidiary LTL.  Since there is no assurance that working capital will be available to us from either subsidiary’s business operations, or other sources, there is also no assurance regarding the extent to which we will be able to implement our plan of operations within the foreseeable future.  The Company may pursue acquisitions of other companies or technologies.  However, the Company has not currently entered into any negotiations or agreements to acquire any business.

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

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the period ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: Nov 13, 2008

/s/ Eppie Wong, Chief Financial Officer and Director

Date: Nov 13, 2008