Form 10-K
period 2008-12-31
SINO ASSURANCE INC.
filed 2009-03-31
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number 0-50002

SINO ASSURANCE INC.

(Formerly Digital Network Alliance International, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	52-2175896
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

Room 1101, 11/F Shanghai Industrial Investment Bldg 48-62 Hennessy Road Wanchai, Hong Kong
(Address of principal executive office)

Registrant’s telephone number, including area code: 852–3104-9012

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $29,800,000 as of March 26, 2009, based on the price of $1.00 per share which is the price at which the registrant’s common stock was last sold on that date.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  60,000,000 shares of the registrant’s $0.001 par value common stock outstanding as of March 26, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

INDEX

PART I

4

ITEM 1. BUSINESS

4

ITEM 1A. RISK FACTORS

11

ITEM 1B. UNRESOLVED STAFF COMMENTS

17

ITEM 2. PROPERTIES

17

ITEM 3. LEGAL PROCEEDINGS

17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

18

PART II

18

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  18

ITEM 6. SELECTED FINANCIAL DATA

18

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  18

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

25

ITEM 8. FINANCIAL STATEMENTS

26

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  48

ITEM 9A(T). CONTROLS AND PROCEDURES

48

ITEM 9B. OTHER INFORMATION

49

PART III

49

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

49

ITEM 11. EXECUTIVE COMPENSATION

51

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  52

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  53

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

53

ITEM 15. EXHIBITS

54

PART I

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, are what are known as “forward-looking statements”, which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement.  Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

ITEM 1. BUSINESS

BACKGROUND

We were incorporated under the laws of the State of Delaware on August 19, 1997, under the name of Sheffield Products, Inc. We changed our name to Digital Network Alliance International, Inc. on November 30, 2004, and changed our name again to Sino Assurance Inc. (SNAS) on November 20, 2008.

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

LTL was founded in British Virgin Islands on January 23, 2008.  On August 1, 2008, LTL entered into an Exclusive Cooperation Agreement (the “Agreement”) with China Construction Guaranty, Inc., a corporation incorporated in the People’s Republic of China which is engaged in the business of the construction and employees guaranty (“CCG ”), pursuant to which the parties have agreed, among other things, that LTL will provide various services to CCG, including consulting services, training services, human resources for business development and other related services.

Prior to completion of the share exchange transaction, we had 11,600,003 shares of common stock issued and outstanding.  Following completion of the share exchange transaction, we had 60,000,000 shares issued and outstanding, of which 11,600,003 or approximately 19.33%, were owned by persons who were previously our shareholders.

On October 30, 2008, we completed the sale of the subsidiary, Digital Network Alliance Holdings (BVI), Inc., a British Virgin Islands corporation (“DNA BVI”).  The sale was completed pursuant to the terms of an Agreement for Sale of Stock dated October 30, 2008.

DNA BVI was sold to Ms Au Wing Chi, Vicky, for a price of US$100.  The sale was accomplished by selling the 10,000 shares of DNA BVI held by the Company to the purchaser.  The entire purchase price was paid at closing.   We agreed to sell the interest in DNA BVI for a nominal price because it was unable to generate a profit through the operations of DNA BVI.

The decision to sell DNA BVI was made because we were unable to generate a profit through the operations of DNA BVI.

As a result of the change of control, we plans to change the focus of its business operations to concentrate on the business activities carried on by LTL.

CCG is headquartered in Shenzhen China, and is in the business of providing a guarantee service to corporations and individuals in issuing and obtaining surety or tendering guarantees for this business operations and/or personal use.  The types of guarantees CCG provides include i) various project guarantees such as Project Bidding Guarantee, Performance Bond Guarantee, and Advance Payment Guarantee; and ii) employees guaranteed services such as Employees Behaviour Guarantee, Employees Secrecy Guarantee, and Employees Credit Guarantee to corporations and individuals via its 23 branches located throughout China such as Beijing, Guangzhou, Dalian, Hangzhou, Nanjing, Chengdu, Ningbo, Qingdao, Chongqing, Changsha, Wuhan and Zhengzhou etc.  In exchange for CCG’s guarantee services, customers pay CCG a certain percentage of the surety amount as an upfront fee.

CCG adapts the development of market economy, government policy need and the development of credit guarantee industry. CCG was born in 2004 and positioned itself as a commercial credit guarantee agent. Today it leads the emerging industries as the leader of engineering guarantee industry. As an originator of employee guarantee business, CCG shoulders the mission of building a robust China’s credit system, undertakes the employee guarantee business to provide enterprises and individuals with comprehensive credit services. It will be devoted to promoting the development of credit guarantee industry, setting up the standards for credit guarantee industry and quickening the construction of credit culture and social credit system.

PRINCIPAL PRODUCTS AND SERVICES

Bid guarantee: Before a bidder makes a tender, a guarantor strictly verifies the qualification of the bidder and provides the bidder with the tender guarantee so as to ensure that the bidder participates in bidding activity in accordance with the requirements stated in the bidding document. Once the bidder is awarded the tender, the guarantor will promptly conclude a construction contract with the bidder, and will provide the bidder with the required letter of guarantee for execution of contract and advance payment. If the bidder is in breach of the contract, the guarantor will compensate the bidder’s losses according to the sum insured.

Performance guarantee: It is provided by the guarantor for the construction party (applicant) and employer (beneficiary), ensuring the construction party fulfils the duties and obligations specified in the construction contract. If the contractor fails to execute the contract, the employer can request the guarantor to bear the liability for guarantee on the basis of the sum insured. Then the guarantor can make a claim to the contractor for compensation in conformity with the law. Generally, the performance guarantee provided by a guarantee company is conditional, which means the employer must submit the evidence of nonperformance of the contractor whenever the employer makes a claim. After verification, the guarantor shall accept the liability for guarantee. Performance guarantee is applicable to the performance of sub-contract and material supply contract.

Payment guarantee (including workers’ payment guarantee): The employer shall fulfill the payment requirement as stipulated under the construction contract. This guarantee made by the guarantor on behalf of the employer will ensure that the employer must make a payment guarantee for the contractor. While the employer is signing the construction contract, it must submit the payment guarantee to the contractor. Failing the submission of the payment guarantee, the construction funds will be deemed as unavailable.

Advance payment guarantee: The guarantor promises the contractor that it will fulfill the advance payment guarantee, so as to prevent the contractor from appropriating the advance or declaring bankruptcy. After the contractor has paid up all the prepayments within the agreed time, the employer needs to return the advance payment guarantee.

Performance guarantee of sub-contract: When a construction project involves a general contractor and sub-contractors, the general contractor shall take up sub-contractors’ responsibilities. The general contractor always requests the subcontractors to provide a guarantee by means of a guarantor with a view to protecting its own rights and interests and preventing the subcontractors from violating the contract or getting into debt.

Application for bank guarantee: A guarantor will apply to a bank for “line of credit of bank” on behalf of an applicant so as to handle the guarantee business. After the application is approved, when the applicant wants to make cooperation with the guarantor again, the guarantor can submit some parts of the information to the bank on behalf of the applicant, and less information is needed and the bank guarantee can be obtained, which has eliminated the approval process for the applicant’s information before issuing the bank guarantee.

Performance bond: At the request of a labor party or a bidder (applicant), a guarantor will give a performance guarantee to the project owner (beneficiary). Once the bidder (applicant) is awarded the tender, the guarantor is able to continue giving the owner the performance bond on behalf of the winning bidder; otherwise, the guarantor will bear the liability for compensation for the beneficiary.

Credit certification: The background of credit certification: when a project needs open tender, the intended bidders will submit material for the tender. And sometimes, in view of various reasons, party A will conduct the prequalification, and only those builders who pass the prequalification can make the tender; when party A is conducting the prequalification, it will request those intended bidders to submit a lot of materials, and the credit certification is one of the materials that are often required to be submitted.

Guarantee of quality warranty: The guarantor gives the buyer (beneficiary) a guarantee to ensure the developer (applicant) fulfils the warranty obligation within the warranty period according to the “Purchase Contract” and “Certificate of Quality”. Unless it is the buyer’s reason or force majeure, if the developer fails to fulfill its warranty obligation agreed in the above document, the buyer has the right to require the guarantor to bear the contractual obligation or pay the damages.

Employee guarantee product is a third party commercial guarantee that is to safeguard the enterprise’s interests and eliminate the risks brought by employees. The products of employee guarantee include employee credit guarantee, employee behavior guarantee, guarantee of major delinquency made by construction project manager, credit guarantee of construction project manager, guarantee of losses of employee’s information disclosure, guarantee of liquidated damages under employee’s confidentiality agreement, guarantee of liquidated damages of employee’s competitive restriction, guarantee of losses of employee’s competitive restriction, guarantee of employee’s delinquency, etc.

Guarantee of liquidated damages under employee’s confidentiality agreement: A warrantee is an employee of a beneficiary. If the employee violates the confidentiality agreement within the valid period stated in the uninterrupted employment agreement, our company will pay the beneficiary a liquidated damages as the compensation for losses suffered by the beneficiary. We will bear the liability for compensation within the maximum guarantee limit.

Guarantee of losses of employee’s competitive restriction: A warrantee is an employee of a beneficiary. If the employee, within 1 year after he/she terminates or dissolves labour contract, i) holds a position in any employer that manufactures the same product; ii) runs the same business; or iii) is employed in a company, in competition with his/her former company, and under the circumstances that the beneficiary has paid the warrantee economic compensation for competitive restriction as agreed in the contract, our company, pursuant to the agreement of competitive restriction signed between the warrantee and the beneficiary, our Company will pay the beneficiary for the direct economic loss other than the liquidated damages. We will bear the liability for compensation within the maximum guarantee limit.

Guarantee of liquidated damages of employee’s competitive restriction: A warrantee is an employee of a beneficiary. If the employee, within 1 year after he/she terminates or dissolves labour contract, i) holds a position in any employer that manufactures the same product; ii) runs the same business; or iii) is employed in a company, in competition with his/ her former company, and under the circumstances that the beneficiary has paid the warrantee economic compensation of competitive restriction as agreed in the contract, our company will pay the beneficiary a liquidated damages as the compensation for losses suffered by the beneficiary. We will bear the liability for compensation within the maximum guarantee limit.

Guarantee of losses of employee’s information disclosure: A warrantee is an employee of a beneficiary. If the employee, within the valid period stated in the uninterrupted employment agreement, violates the confidentiality agreement signed by both parties and discloses the trade secret of the beneficiary, causing the direct economic loss suffered by the beneficiary. We will bear the liability for compensation within the limitation of maximum guarantee amount.

Employee credit guarantee: (1) A warrantee is an employee of a beneficiary. If the employee, within the valid period stated in the uninterrupted employment agreement, subjectively and maliciously infringes the beneficiary’s property, causing the beneficiary actual loss of property. We will bear the liability for compensation within the limitation of maximum guarantee amount. (2) A warrantee is an employee of a beneficiary. If the employee, within the valid period stated in the uninterrupted employment agreement, leaves his/her post or unilaterally terminates the employment contract, our company will bear the loss for the expenses on the beneficiary’s recruitment and training. The compensation ceiling will be RMB 200 per person.

Employee behavior guarantee: (1) A warrantee is an employee of a beneficiary. If the employee, within the valid period stated in the uninterrupted employment agreement, subjectively and unilaterally terminates the employment contract, making the beneficiary suffered direct economic loss arising from the employee’s unfinished work; our company will bear the liability for compensation within the limitation of maximum guarantee amount. (2) A warrantee is an employee of a beneficiary. If the employee, within the valid period stated in the uninterrupted employment agreement, unilaterally terminates the employment contract, our company will bear the loss and expenses incurred from the beneficiary’s recruitment and training of the warrantee. The compensation ceiling will be RMB 200 per person.

DESCRIPTION OF INDUSTRY

Chinese guarantee industry was born with the reform in market economic structure and the increase in social credit demand. It is an indispensable part to China’s market economy. Government promotes the development of this industry to accommodate the credit demand of small and medium-sized enterprise. It becomes an important part of China’s policy-oriented financial framework. Those future commercial guarantee companies will have broad prospects and would be the leaders of segment market. A market scale effect is not formed between the current commercial guarantee companies, so a vertical and horizontal integration will be a general trend for this industry. The rapid growth of Chinese guarantee industry will become an important force to promote the establishment of China’s credit system.

GOVERNMENT REGULATION

The headquarter and the branches of CCG are established within PRC jurisdiction, where Chinese laws and regulations apply. The development of guarantee industry can promote the growth of enterprise, increase fiscal revenue and expand employment, economies of scale and social benefit. For this purpose, the government has successively promulgated a series of laws (such as Guaranty Law) and regulations (the project construction guarantee system enforced by many provinces) and policies (such as tax policy) in order to support this industry and make the market and guarantee industry develop in a healthy way.

CCG complies with the requirements of state laws and legislations in connection with the market permit, business scope, business type, professional aptitudes, internal control systems for guarantee agencies and obtained relevant approvals.

CUSTOMERS AND MARKETING

CCG provides services for government, enterprises, institutions and individuals. The government includes political and legal system, financial and tax system, traffic control system etc. Enterprises include financial industry, real estate industry, telecommunication industry and retail. Institutions cover various scientific research institutions, medical system and sports system institutions. Individuals cover job seeker, security guard, accountant and house purchaser, etc.

Over 5 years, CCG has formed a strong and well-established client base including the real estate giant industry Vanke Group, Zhonghai Real Estate Development Co., Ltd., Shenzhen Zhenye Group Co., Ltd., Baoli Group and engineering giants containing each branch of China State Construction Engineering Corporation, China Railway Construction Engineering Group and China Huashi Enterprises Company Limited and other famous enterprises such as Wal-Mart, Midea Group, Exxon Mobil Group, Citic Group etc.

CCG has formed a long-term strategic cooperative relationship with four large state-owned banks and commercial banks including China Construction Bank, Shanghai Pudong Development Bank, Shenzhen Ping An Bank, Industrial Bank, etc.

CCG has formed a complementary and cooperative league with companies of the same profession such as Shenzhen High Tech Investment & Guarantee Co., Ltd., Chang’an Guarantee Co., Ltd. and Shenzhen Small & Medium Enterprises Credit Guarantee Center Co., Ltd.

CCG has 23 branches across 28 provinces and 660 cities in China. Its strong sales team will provide clients with the comprehensive and one-stop service from pre-sales, sales and after-sales service.

CCG is building its brand image and marketing its main products by means of network platform, newspaper, TV media and 400 national customer service lines and exhibitions.

As a leader and innovator in market segment, CCG has always been standing at the forefront. It owns professional research and development capacity and is leading the industry to set standards.

COMPETITION

China’s guarantee industry is still at a premature stage. More than 60% of the guarantee companies belong to the type of financing guarantee. The construction project guarantee industry which was born in 2003 as a result of the 2003 governmental mandatory implementation is always in an unsaturated state. Now that the Chinese economic stimulus package of RMB 4 trillion, out of 86% will be allocated to infrastructure works. The central government allots RMB 70 billion to reconstruct the disaster area in Sichuan Province and to begin their urbanization construction in Chinese rural areas. CCG will seize these opportunities and is ready to meet challenges. As a founder of employee guarantee service, CCG has bridged the demand gap in employment relationship, enterprises and individual credit service. There are about 32 million enterprises and 700 million employees in China. Moreover, the potential market value is about USD 30.8 billion, and the amount tends to increase year by year.

Guarantee industry demonstrates the regional features. At present, the major competitors of CCG are Shenzhen Small & Medium Enterprises Credit Guarantee Center Co., Ltd., Credit Orienwise Group Limited and Shenzhen High Tech Investment & Guarantee Co., Ltd., etc. These companies are mainly engaged in financing guarantee for small & medium enterprises. But the financing guarantee involves great risk, and currently the risk control for domestic guarantee industry is weak. There is no established law and regulation concerning the industry. CCG takes the engineering guarantee which is of low risk, light assets, documents against payment and good cash flow as its main product, leading this industry by virtue of its professional service and brand advantage. Meanwhile, CCG has formed a cooperative alliance with other competitors to share the resources and take the complementary advantages of this industry. Except for CCG no competitor provides the employee guarantee service. We are utilizing our absolute advantages of having light assets, nationwide sale, high profit margin, good cash flow, our standard-setting products, to make great efforts to establish a credit appraisal system through the integrated business information and systematical information for the purpose of becoming a pioneer in China’s information service industry.

EMPLOYEES

At the time of this report, SNAS had 96 employees, including 50 in sales and operations, and 46 in supporting and administrative functions.

REPORTS TO SECURITY HOLDERS

SNAS is subject to the reporting requirements of the Exchange Act and the rules and regulations promulgated thereunder, and, accordingly, files reports, information statements or other information with the Securities and Exchange Commission, including quarterly reports on Form 10-Q, annual reports on Form 10-K, reports of current events on Form 8-K, and proxy or information statements with respect to shareholder meetings.  Although SNAS may not be obligated to deliver an annual report to its shareholders, it intends to voluntarily send such a report, including audited financial statements, to its shareholders each year.  The public may read and copy any materials SNAS files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address is http://www.sec.gov.

ITEM 1A. RISK FACTORS

Risks associated with our financial condition

Current conditions in the global economy and the major industries we serve might materially and adversely affect our business and results of operations

Our business and operating results might be adversely affected by worldwide economic conditions.  As a result of slowing global economic growth, the credit market crisis, declining consumer and business confidence, shifts in consumer spending patterns, increased unemployment, reduced levels of capital expenditures, fluctuating commodity prices, bankruptcies and other challenges currently affecting the global economy, our clients might experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing.  As a result, existing or potential clients might delay or cancel plans to purchase our services.  If the global economic slowdown continues for a significant period or there is significant further deterioration in the global economy, our financial position and cash flows could be materially adversely affected.

We might require additional financing to fund operations or potential acquisitions.  If financing is not available, we might not be able to grow as we plan

At December 31, 2008, we had cash and cash equivalents $90,158. However, in the future, we might be required to seek additional financing to fund operations or potential acquisition opportunities.  The recent downturn in the capital markets and the general economic slowdown could prevent us from raising additional capital or obtaining additional financing on favorable terms, if at all.  If we cannot raise sufficient capital, our ability to operate and to grow through acquisitions or otherwise respond to competitive pressures would be significantly limited.

If we are able to raise capital, but not on favorable terms, existing stockholders might suffer dilution of their ownership interests or otherwise lose value in their securities

If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by existing stockholders would be reduced. In addition, such securities could have rights, preferences and privileges senior to those of our stockholders, which could substantially decrease the value of our securities owned by them.

Risks Associated with the Company’s Primary Business

Limited Operating History

There is a limited relevant operating history upon which an evaluation of the Company’s prospects and future performance can be based. There can be no assurance that the Company will be able to raise additional capital to develop its business plan, generate meaningful revenues or become a viable business. Because the Company’s markets are relatively new and constantly changing, the Company may need to change its business model frequently.

Risk of Payment of Guarantees

The Company may be obligated to pay on its tender and surety guarantees if the underlying transactions fail to close. While the Company tries to minimize these risks by performing due diligence and financial assessments of its clients and by taking a security interest in the collateral of its clients, there can be no assurance that the Company will not have to pay on its guarantees. Furthermore, the Company cannot assure you that the collateral in which the Company has a security interest will be sufficient to cover all or a portion of the amount of the Company’s guarantees. If the Company’s clients fail to close the underlying transaction, the Company’s business could be materially adversely affected.

Competition

Although the Company currently has few competitors, the Company expects competition to intensify in the future. The Company’s current competitors have greater capabilities and resources than the Company has. Similarly, there can be no assurance that additional competitors with greater resources than that of the Company will not enter our market in the future. The State Economic and Trade Commission (SETC) SME Bureau in China may expand their existing services to SMEs and become the Company’s competitor. If and when the Chinese government allows foreign financial institutions to enter into the financial guarantee industry in China, they may also become competitors of the Company. In the future, competitive pressures from competitors could cause the Company’s services to lose market acceptance or result in significant price erosion, which would have a material adverse effect upon the Company’s business, results of operations, or financial condition.

Risks associated with our officers, directors and employees

Any failure to adequately expand our direct sales force or to compensate sales personnel in appropriate ways will result in our being understaffed, which could reduce our sales and revenues

We expect to be substantially dependent on our direct sales force to obtain new customers. We believe that there is significant competition for direct sales personnel with advanced sales skills and technical knowledge. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient direct sales personnel. New hires require significant training and, in some cases, might take more than a year before they achieve full productivity. Our existing personnel and planned hires might not become as productive as we would like, and we might not be able to hire sufficient numbers of qualified individuals in the future in the markets where we do business.

We also must develop compensation packages that properly incentivize successful sales, including both selling to new customers and increasing sales to existing customers. If we are unable to hire and develop sufficient numbers of productive sales personnel, or develop compensation packages that properly incentivize successful sales, then we might not be able to maintain an adequate sales force, and the sales of our services could suffer.

Dependence on Key Personnel

The Company is highly dependent on the services of Guokang Tu, the Company’s Chairman, Chief Executive Officer and director, Mengyou Tong, the Company’s Chief Financial Officer and director, Beiquan Ling, the Company’s Chief Operating Officer and director, as well as other principal members of the Company’s management team. The Company’s executives not only manage the Company’s day to day business operations but are essential to the Company’s ability to establish and maintain relationships with its customers. The Company has no “key man” life insurance policies, although it may purchase such policies in the future. Continued growth and profitability will depend upon the Company’s ability to maintain its current leadership infrastructure and recruit and retain qualified and experienced executive personnel. Competition in the Company’s industry for executive-level personnel is strong and there can be no assurance that the Company will be able to hire, motivate and retain highly effective executive employees. If the Company fails to attract, integrate and retain the necessary personnel, its ability to maintain and build its business could suffer significantly.

Risks Related to Our Securities

Limited Public Market for the Company’s Common Stock

There is currently a limited public market for the shares of the Company’s common stock. There can be no assurances that such limited market will continue or that any shares of the Company’s common stock may be sold without incurring a loss. The market price of the Company’s common stock may not necessarily bear any relationship to the Company’s book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for its common stock in the future. Further, the market price for the Company’s common stock may be volatile depending on a number of factors, including business performance, industry dynamics, news announcements or changes in general economic conditions.

Low-Priced Stocks

The Company’s common stock is currently listed for trading on the OTC Bulletin Board, which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which make it more difficult for the Company’s shareholders to conduct trades. It may also make it more difficult for the Company to obtain future financing. Further, the Company’s securities are subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stocks” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that the Company remains subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for the Company’s securities. Because the Company’s securities are subject to the “penny stock rules”, investors will find it more difficult to dispose of the Company’s securities. Further, for companies whose securities are traded in the over-the-counter market, it is more difficult to obtain accurate quotations and to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies.

No Dividends

The Company has not paid any dividends on its common stock to date and there are no plans for paying dividends on its common stock in the foreseeable future. The Company intends to retain earnings, if any, to provide funds for the execution of its business plan. The Company does not intend to declare or pay any dividends in the foreseeable future. Therefore, there can be no assurance that holders of common stock will receive any additional cash, stock or other dividends on their shares of common stock until the Company has funds, which our board of directors determines can be allocated to dividends.

PRC laws and our corporate structure may restrict our ability to receive dividends and payments from, and transfer funds to, our PRC operating company, which may negatively affect our results of operations and restrict our ability to act in response to changing market conditions. Substantially all of our operations are conducted through our PRC operating company, CCG. The ability of our PRC operating company to make dividend and other payments to us may be restricted by factors such as changes in applicable foreign exchange and other laws and regulations. For example, under the State Administration of Foreign Exchange (“SAFE”) regulations discussed above, the foreign exchange activities of our present or prospective PRC subsidiaries are conditioned upon the compliance with the SAFE registration requirements by the shareholders of our offshore entities who are PRC residents. Failure to comply with these SAFE registration requirements may substantially restrict or prohibit the foreign exchange inflow to and outflow from our PRC subsidiaries, including, remittance of dividends and foreign currency denominated borrowings by these PRC subsidiaries. In addition, our PRC operating company is required, where applicable, to allocate a portion of its net profit to certain funds before distributing dividends, including at least 10% of its net profit to certain reserve funds until the balance of such fund has reached 50% of its registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to equity capital, and application to business expansion, and are not distributable as dividends. Our PRC operating company is also required, where applicable, to allocate an additional 5% to 10% of its net profits to a statutory common welfare fund. The net profit available for distribution from our PRC operating company is determined in accordance with generally accepted accounting principles in China, which may materially differ from a determination performed in accordance with U.S. GAAP. As a result, we may not receive sufficient distributions or other payments from this entities to enable us to make dividend distributions to our shareholders in the future, even if our U.S. GAAP financial statements indicate that our operations have been profitable.

Fluctuations in the stock market as well as general economic, market and industry conditions might harm the market price of our common stock

The market price of our common stock has been subject to significant fluctuation.  The stock market in recent years has experienced price and volume fluctuations that, at times, have been unrelated or disproportionate to the operating performance of companies.  These fluctuations might harm the market price of our common stock, regardless of our operating results.

Risks Related to Doing Business In China

Government control of currency conversion and exchange rate fluctuations may materially and adversely affect our business

All of our revenue and expenses are denominated in Renminbi, the currency of China. A portion of such revenue may be converted into other currencies to meet our foreign currency obligations. In addition, we incur approximately 1% of our expenses in foreign currencies, mostly for professional services such as auditors, attorneys and other intermediaries. Foreign exchange transactions under our capital account, including principal payments with respect to foreign currency-denominated obligations, continue to be subject to significant foreign exchange controls and require the approval of the SAFE in China. These limitations could affect our ability to obtain foreign exchange through debt or equity financing or to obtain foreign exchange for capital expenditures.

The Renminbi is reported to be measured against a basket of currencies determined by the People’s Bank of China. The Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued, or it may be permitted to enter into a full float, which may also result in a significant appreciation or depreciation of the Renminbi against the U.S. dollar. Because all of our earnings and cash assets are denominated in Renminbi and our financial reporting is denominated in U.S. dollars, fluctuations in the exchange rates between the U.S. dollar and the Renminbi will affect our financial results reported in U.S. dollars terms without giving effect to any underlying change in our business, financial condition or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar denominated investments we make in the future.

Historically, we have not engaged in exchange rate hedging activities. Although we may implement hedging strategies to mitigate exchange rate risk, these strategies may not eliminate our exposure to foreign exchange rate fluctuations and may involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategy and potential accounting implications.

China’s Economic, Political and Social Conditions

Substantially all of the Company’s operations and assets are located in China, and substantially all of its net revenue is derived from its operations in China. Accordingly, the Company’s results of operations and future prospects are subject to economic, political and social developments in China. In particular, the Company’s results of operations may be adversely affected by:

●

changes in China’s political, economic and social conditions;

●

changes in policies of the government or changes in laws and regulations, or the interpretation of laws and regulations;

●

changes in foreign exchange regulations;

●

measures that may be introduced to control inflation, such as interest rate increases; and

●

changes in the rate or method of taxation

The PRC’s economy has historically been a planned economy. The majority of productive assets in China are still owned by various levels of the PRC government. In recent years the government has implemented economic reform measures emphasizing decentralization, utilization of market forces in the development of the economy and a high level of management autonomy. Such economic reform measures may be inconsistent or ineffectual, and the Company may not benefit from all such reforms. Furthermore, these measures may be adjusted or modified, possibly resulting in such economic liberalization measures being applied inconsistently from industry to industry, or across different regions of the country.

In the past twenty years, China has been one of the world’s fastest growing economies in terms of gross domestic product, or GDP. This growth may not be sustainable. Moreover, a slowdown in the economies of the United States, the European Union and certain Asian countries may adversely affect economic growth in China which depends on exports to those countries. The Company’s financial condition and results of operations, as well as its future prospects, would be materially and adversely affected by an economic downturn in China.

The legal system in China has inherent uncertainties that may limit the legal protections available to you as an investor or to us in the event of any claims or disputes with third parties. The legal system in China is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, the central government has promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. As China’s foreign investment laws and regulations are relatively new and the legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available to our shareholders and to us in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Internal political risks

Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on the Company’s business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice. In addition, the Chinese government could enact laws which restrict or prohibit the Company from conducting its surety and loan guarantees.

Effecting Service of Legal Process and Enforcing Judgments Against Us and Our Management

Substantially all of our operations and assets are located in China. In addition, most of our directors and executive officers named in this document reside within China, and many of the assets of these persons are also located within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these directors or executive officers or some of the experts named in this document, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, management has been advised by the company’s PRC legal counsel that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of court judgments. As a result, recognition and enforcement in China of judgments of a court of the United States or any other jurisdiction, including judgments against us or our directors or executive officers, may be difficult or impossible.

A slowdown in the Chinese economy may negatively affect our growth and profitability

The Chinese economy on average grew approximately 9% per year for more than 25 years. Due to several factors, including those affecting the global economy as a whole, China’s economic growth may be less compared to its historical growth, which may have a negative effect on our business. The recent global economic recession, which began in early 2008 has caused the global financial markets to undergo pervasive and fundamental disruption and loss, has affected the Chinese economy. This global economic recession has led to an increased level of commercial and consumer delinquencies, decline in consumer confidence, increased market volatility and widespread reduction of business activity generally. Current global economic pressures may further negatively impact China’s economy. A worsening of global economic conditions and/or reduced business activity would likely negatively affect the Chinese economy which may slow our growth and reduce or eliminate our profitability.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

SNAS rents its facilities from companies owned by the third parties.  As of December 31, 2008, SNAS leased approximately 4,305 square meter of office space for its operations.  Its current leased properties are:

Location	Size	Description

Shenzhen, China	637 sq. m	Headquarters

Others, China	3,668 sq. m	Branches

SNAS’s current total rental payment for its facilities is approximately US$380,642 in the fiscal year 2008.  We intend to renew both of these leases upon their expiration.

ITEM 3. LEGAL PROCEEDINGS

SNAS is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.  None of SNAS’s directors, officers or affiliates, and no owner of record or owner of more than five percent (5%) of its securities, or any associate of any such directors, officer or security holder is a party adverse to SNAS or has a material interest adverse to it in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders for a vote during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares are approved for trading on the OTC Bulletin Board under the symbol SNAS, but there has been no trading activity in the shares and no trading market has been established.  There is no assurance as to when, or whether, an active trading market in our shares will be established.

None of SNAS’s common equities are subject to any outstanding options, warrants to purchase, or securities convertible into, common stock.

As of December 31, 2008, SNAS had 60,000,000 shares of common stock issued and outstanding.  The shares are held by 104 stockholders of record.

SNAS currently has no securities authorized for issuance under any equity compensation plans.  SNAS has never declared any cash dividends on its common stock and does not anticipate declaring dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

The Company’s development has reached a critical moment. CCG aims at a steady growth in 2009 and will take the role of getting its core business employee guarantee started on a clear commercial development pattern, further elevating the market status of the engineering guarantee as well as leading the whole Company at a relatively fast development stage.

Analysis of operation environment in 2009

(1) State policies will promote the development of guarantee business.

(2) The economic stimulus package worth RMB 4 trillion will promote infrastructure construction.

(3) The enterprises have increasing demand for employee guarantee and a large number of unemployed people directly stimulate the need for employee guarantee business.

Market opportunities

(1) The number of employees has reached 700 million in China. All of them are potential clients of employee guarantee business.

(2) Tremendous market demand for engineering guarantee business results from the national investment in infrastructure construction and post-disaster reconstruction (RMB 1 trillion).

(3) Project teams have been set up for post-disaster reconstruction in Sichuan, which has opened market for post-disaster projects.

(4) The distribution of branches will be continuously completed to further expand the mainland market.

Target safeguard measures

(1) Measures to achieve business target

(I) Employee guarantee:

-

Developing new products of employee guarantee: These new products are designed for enterprises and individuals on the basis of the professional market researches. In addition, we will enlarge the product line and diversify the product design, to raise the unit price of product. The average unit price will increase from last-year level of RMB 30 to RMB 50.

-

Further enlarging the target consumer group: New products are designed for enterprises on the basis of sales of individual job-seeker product in 2008, we will make every effort to enlarge the core consumer group (enterprises) of employee guarantee.

-

Market promotion, Government public relations, rapid promotion by industry organization enhance the recognition of employee guarantee products and stimulate potential demands.

-

Wide distribution channels: The triple sales mode integrated with direct sale, agency and cooperation will be adopted to broaden distribution channels at the quickest opportunity. Housekeeping companies, logistics companies, labor export companies, talent market and recent graduates are shortlisted as core consumers.

-

We will cooperate with professional market research firms to deepen our research on the market and prepare market-oriented programs. We are discussing with AC Nielsen in contemplation of our cooperation.

(II) Project guarantee business

-

We are applying for becoming the Shenzhen government specially backed small and medium-sized enterprise.

-

We have formed strategic partnership with China Construction Bank, Shanghai Pudong Development Bank.

-

We will participate in the construction works of post-disaster areas in Sichuan, and have established a special “reconstruction team for post-disaster areas in Sichuan” to undertake the project guarantee for post-disaster works.

-

We will strengthen the cooperative relation with China State Construction Engineering Corporation, China Railway Construction Engineering Group, Jiangsu Construction Engineering Group Corporation Limited, Beijing Urban Construction Group, Yunnan Construction Engineering Group Co., Ltd., Hebei Construction Group Co., Ltd. and other senior clients.

-

The customer service center specially designed by the company is building a nationwide call service platform and VIP customer’s management center.

-

Based on our golden products such as tender guarantee, performance guarantee, advance payment guarantee and payment guarantee, CCG will further develop the new service products whose risks can be controlled, and start strategic cooperation with Shenzhen High Tech Investment & Guarantee Co., Ltd. and Shenzhen Small & Medium Enterprises Credit Guarantee Center Co., Ltd. to commence engineering guarantee business of huge sum and derivative house redemption business.

(2) Risk control measures

-

Establishing a system for provisions of risk and increasing the amount of provisions of risk.

-

Starting cooperation with Shenzhen High Tech Investment & Guarantee Co., Ltd. and Shenzhen Small & Medium Enterprises Credit Guarantee Center Co., Ltd. to transfer and minimize the risk.

-

The appraisal department and project manager are entitled to exercise the right of veto in contemplation of the project appraisal.

(3) Management team

-

In 2009, we will introduce experts and advisors and set up an advisory panel consisting of senior executives from former large state-owned guarantee companies and banking professionals.

-

We will further enhance the professionalism of corporate marketing team, and expand our 23 branches to second and third level cities. The number of team members will reach 220, and the branches will be reshaped as the profit centers.

-

We will enlarge the reserve of talents and plan to recruit 20 managers in 2009.

(4) Marketing strategy

-

The focus strategy will be implemented in 2009. The Company will implement professional operation for employee guarantee business. At the same time, further professional development in all aspects will be prepared for tender guarantee business of project construction guarantee and project performance guarantee business.

We have entered into cooperation with Baidu.com, over which we will promote our brand and business, further enhancing the brand recognition of CCG.

We do not have any material off-balance sheet arrangements.

RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net revenue: Net revenue for the year ended December 31 2008, was $2,626,380 as compared to $1,153,965 for the same period in 2007. The increase of $1,472,415 or approximately 128% was due to achieved significant year-over-year growth of our customer base in the tender and surety guarantee business and market share in China. The gross margin decreased to 72% from 92.5% for the year ended December 31, 2007, it was due to the service fee charged by the Bank was increased.

Net Loss before tax: Net loss before tax for the year ended December 31, 2008 was $493,179 compared to the net income before tax $192,598 for the whole year of 2007. The decrease in the profit from operations was primarily due to the increases in wages and salaries and other operating expenses incurred in conjunction with the expansion of business operations. As a result of the net loss, the auditors’ opinion includes a going concern qualification.

Operating expenses: Total operating expenses were $2,389,789 for year ended December 31, 2008, as compared to $875,073 for the same period in 2007.  The increase of $1,514,716 or 173% was primarily due to 5 factors: (1) Guarantee loss $22,378 and provision for guarantee loss $215,448 for the year ended December 31 2008 and none in December 31 2007 (2) Depreciation increase $50,723 from year ended December 31, 2007 $12,657 to year ended December 31, 2008 $63,380 (3) Increase of $723,204 of wages and salaries due to expansion of the business. (4) Increase of $439,400 of expenses in the area of staff messing, social insurance, rent and other office expense which was related to revenue growth. (5) Increase of $218,613 in audit fee and other professional fee to fulfill our obligation as a listing company. We anticipate that our operating expenses will increase in future periods, as we increase sales and marketing operations, and fulfill our obligation as a listing company under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

We maintained cash of $136,496 as of December 31, 2007.  As of December 31, 2008, we had cash on hand (including cash in the bank) of approximately $90,158

As of December 31, 2008, guarantee fee receivable was $17,553 as compared to $5,395 for the same period in 2007. As of December 31, 2008, customer collateral was $2,102,665, as compared to December 31, 2007 balances of $963,099. These changes were due to the increase of the tender and surety guarantee business.  As of December 31, 2008, deferred revenue was $401,259 as compared to $66,453 for the same period in 2007.

For the year ended December 31, 2008, cash provided by operating activities totaled $40,631. The receipt of funds was primarily due to increase in customer collateral, deferred revenue and welfare payable, partially offset by the net loss for the year, an decrease in income tax payable, trade and other receivables and accrued payments and other unpaid items.

For the year ended December 31, 2008, cash used in investing activities amounted to $2,122,287. The use of funds was for the purchase of office equipment and leasehold improvement as well as the increase in note receivables.

For the year ended December 31, 2008, cash provided by financing activities amounted to $ 2,027,411 which was due to an increase in capital contributions to a VIE and the increase funding from the stockholders.

As of December 31, 2008, CCG owed $59,434 to Mr. Mengyu Tong, a director. These loans are unsecured, interest-free, and have no fixed repayment terms.

For the year ended December 31, 2008, CCG’s balance sheet reflects total assets of $5,913,969 and total liabilities of $3,074,978. CCG had bank and cash equivalents of approximately $90,158 as of December 31, 2008.

As of December 31, 2008, CCG had surety and tendering guarantees outstanding resulting in restricted cash with approximately $2,102,665 from customer collateral and $1,264,368 for escrow deposits at the bank. Restricted cash represents (i) fund received from customers for the purpose of trust deposits held at the banks by the Company to pledge against the surety and tendering guarantee under the contractual guarantee period and (ii) escrow deposits as security to the bank for the provision of banking surety guarantee service. Such restricted cash under item (i) is an asset of the Company and is recorded as customer collateral payable to the customers upon the expiry of the guarantee contracts.

As of December 31, 2008, CCG had loan receivable $1,896,650 (equivalent to RMB13,000,000) which was advanced to a third party during the year for a term of 10 months, due and payable by March 12, 2009, carried with an interest rate of 3.12% per annum payable at due date. On March 13, 2009 and March 23, 2009, the Company agreed to an extension of the repayment terms, pursuant to which $1,167,198 (equivalent to RMB8,000,000) will be repayable on June 12, 2009 and the remaining balance of $729,452 (equivalent to RMB5,000,000) will be repayable on June 23, 2009, subject to the same interest rate of 3.12% per annum payable upon the maturity.

We believe our existing cash, cash equivalents, and cash provided by operating activities will be sufficient to meet our working capital and capital expenditure needs over the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the expansion of our operating capacity, and the continuing market acceptance of our services.

For the year ended December 31, 2008, CCG had the total future lease commitments under non-cancellable operating leases are $342,950. CCG currently has working capital sufficient to fund these lease commitments.

As of December 31, 2008, CCG has contingent liabilities in respect of guarantees granted under the surety and tendering guarantee services business in the aggregate amount of $135,744,599. As of December 31, 2008, CCG has 1,489 surety and tendering guarantees outstanding. If all the CCG’s customers fail to complete their performance obligation in a timely manner so that CCG is obligated to pay on its guarantees, CCG would have the maximum potential amount of future payments of approximately $135,744,599 (RMB930,419,273) in total. CCG has significant concentration risk related to its guarantees on potential loss if the customers fail to complete their performance obligation in a timely manner under the surety guarantees. To reduce these potential losses, CCG holds collateral in the form of cash equivalents, which are reflected in customer collateral on the balance sheets as they are held in restricted cash in CCG’s name.

Reserve for guarantee losses reflects CCG’s best projection of potential defaults, based upon loss events that have occurred through December 31, 2008. However, the uncertainty in macroeconomic factors and the uncertainty of the effect of any current or future government actions to the global economic crisis make forecasting of default rates increasingly imprecise. CCG regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. For the years ended December 31, 2008, CCG experienced actual guarantee loss claims of $22,378. At December 31, 2008, CCG has accrued $215,448 on the reserve for guarantee losses for any potential claims.

CRITICAL ACCOUNTING POLICIES

Critical Accounting Policies

We prepare financial statements in accordance with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect (i) the reported amounts of our assets and liabilities, (ii) the disclosure of our contingent assets and liabilities at the end of each fiscal period and (iii) the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and reasonable assumptions, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application.

When reviewing our financial statements, you should consider (i) our selection of critical accounting policies, (ii) the judgment and other uncertainties affecting the application of such policies, (iii) the sensitivity of reported results to changes in conditions and assumptions. We believe the following accounting policies involve the most significant judgment and estimates used in the preparation of our financial statements.

Revenue Recognition

The Company provides guarantee services to corporations and individuals in issuing and obtaining surety or tendering guarantees for their business operations and/or personal use. In exchange for the Company’s guarantee services, the customers pay the Company a certain percentage of the surety amount as an upfront guarantee fee. Maturities of surety and tendering guarantees will generally range from 2 days to 2 years, and are secured by bank deposits made by the Company. If a customer fails to fulfill its performance obligations under surety or tendering guarantees, the bank will take possession of the Company’s deposit.

The Company recognizes the guarantee fee income over the term of the contract on a straight line basis, net of business taxes, the price to the client is fixed or determinable, and collectability of the resulting receivable is reasonably assured.

Guarantee fee receivable

Guarantee fee receivables are fees owed to the Company for its guarantee services but not yet received from its customers. In the guarantee transactions, the Company will place funds on deposit with the banks to guaranty the completeness of performance obligation by the Company’s customers. Fees received in advance under the guarantee transactions are recorded as deferred revenue and amortized as revenue over the term of the guarantee period on a straight-line basis.

The Company monitors the guarantee activities to ensure that the performance obligation was completed in a timely manner and that the Company receives its guarantee fee. If necessary, the Company uses the collateral it receives from customers as the payment for the guarantee fee. Guarantee fee receivables are considered impaired if payment of the fee is not received by the Company in accordance with the terms of the guarantee agreement with each customer. It is the Company’s policy to write off uncollectible receivables when management determines the receivable will become uncollectible.

Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes” , which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statement of operations and comprehensive (loss) income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

The Company also adopts Financial Accounting Standards Board ("FASB") Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes” and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.

This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In connection with the adoption of FIN 48, the Company analyzed the filing positions in all of the federal, state and foreign jurisdictions where the Company and its subsidiaries are required to file income tax returns, as well as all open tax years in these jurisdictions. The Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the periods reported.

Reserve for guarantee losses

In connection with the nature of its guarantor business, the Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. Reserve for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through December 31, 2008.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

The reporting currency of the Company is the United States dollar ("US$"). The Company maintains its books and records in its local currency, the Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which the entity operates.

In general, the assets and liabilities of the Company whose functional currency is not US$ are translated into US$, in accordance with SFAS No 52. “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the statement of owners’ equity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

N/A

ITEM 8. FINANCIAL STATEMENTS

SINO ASSURANCE INC.

(Formerly Digital Network Alliance International, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sino Assurance Inc. (Formerly Digital Network Alliance International, Inc.)

We have audited the accompanying consolidated balance sheets of Sino Assurance Inc. (formerly Digital Network Alliance International, Inc.) and its subsidiaries (“the Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ZYCPA Company Limited

ZYCPA Company Limited

(Formerly Zhong Yi (Hong Kong) C.P.A. Company Limited)

Certified Public Accountants

Hong Kong, China

March 31, 2009

SINO ASSURANCE INC.

(Formerly Digital Network Alliance International, Inc.)

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$90,158	$136,496
Restricted cash	3,367,033	2,120,231
Guarantee fee receivable	17,553	5,395
Income tax refund receivable	55,105	-
Prepayments and other receivable	126,177	59,774
Loan receivable	1,896,650	-
Total current assets	5,552,676	2,321,896

Non-current assets:
Plant and equipment, net	361,293	190,349
TOTAL ASSETS	$5,913,969	$2,512,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,752	$-
Customer collateral	2,102,665	963,099
Deferred revenue	401,259	66,453
Income tax payable	-	115,207
Amount due to related parties	59,434	40,038
Accrued liabilities and other payable	440,868	96,955
Total current liabilities	3,074,978	1,281,752

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; issued and outstanding: 60,000,000 shares and 48,399,997 shares as of December 31, 2008 and 2007	60,000	48,400
Additional paid-in capital	2,915,121	915,876
Accumulated other comprehensive income	163,839	61,124
Statutory reserve	104,230	42,193
(Accumulated deficit) retained earnings	(404,199)	162,900
Total stockholders’ equity	2,838,991	1,230,493
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,913,969	$2,512,245

See accompanying notes to consolidated financial statements.

SINO ASSURANCE INC.

(Formerly Digital Network Alliance International, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2008	2007

Revenue, net
Guarantee fee income	$2,595,424	$1,146,373
Interest income	30,956	7,592

Total revenue, net	2,626,380	1,153,965

Cost of revenue	(724,694)	(86,507)
Gross profit	1,901,686	1,067,458

Operating expenses:
Depreciation	63,380	12,657
Selling, general and administrative	2,326,409	862,416
Total operating expenses	2,389,789	875,073
(Loss) income from operations	(488,103)	192,385

Other income (expense):
Other income	95	213
Other expense	(5,171)	-

(Loss) income before income taxes	(493,179)	192,598

Income tax expense	(11,883)	(106,381)

NET (LOSS) INCOME	$(505,062)	$86,217

Other comprehensive income:
- Foreign currency translation gain	102,715	56,127
COMPREHENSIVE (LOSS) INCOME	$(402,347)	$142,344

Net (loss) income per share - Basic and diluted	$(0.01)	$0.00

Weighted average shares outstanding – Basic and diluted	51,546,299	48,399,997

See accompanying notes to consolidated financial statements.

SINO ASSURANCE INC.

(Formerly Digital Network Alliance International, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(505,062)	$86,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63,380	12,657
Loss on disposal of long-lived assets	2,971	-
Reserve for guarantee losses	215,448	-
Changes in operating assets and liabilities:
Guarantee fee receivable	(11,628)	22,643
Income tax refund receivable	(54,249)	-
Prepayments and other receivable	(61,597)	293,981
Accounts payable	69,654	-
Income tax payable	(120,698)	84,538
Deferred revenue	325,411	(128,056)
Accrued liabilities and other payable	117,001	34,598

Net cash provided by operating activities	40,631	406,578

Cash flows from investing activities:
Change in restricted cash, net of customer collateral	(32,459)	(1,002,500)
Payment to loan receivable	(1,867,212)	-
Proceeds from disposal of plant and equipment	403	-
Purchase of plant and equipment	(223,019)	(186,749)

Net cash used in investing activities	(2,122,287)	(1,189,249)

Cash flows from financing activities:
Advance from (repayment to) related parties	16,566	(114,993)
Capital contribution from stockholders	2,010,845	921,955

Net cash provided by financing activities	2,027,411	806,962

Effect of exchange rate changes in cash and cash equivalents	7,907	8,250

NET CHANGE IN CASH AND CASH EQUIVALENTS	(46,338)	32,541

BEGINNING OF YEAR	136,496	103,955

END OF YEAR	$90,158	$136,496

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$186,829	$106,370
Cash paid for interest expense	$-	$-

See accompanying notes to consolidated financial statements.

SINO ASSURANCE INC.

(Formerly Digital Network Alliance International, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Retained Earnings (accumulated deficit)	Total stockholders’ equity
	No. of share	Amount

Balance at January 1, 2007	48,399,997	$48,400	$(6,079)	$4,997	$18,701	$100,175	$166,194

Capital contribution from stockholders	-	-	921,955	-	-	-	921,955
Net income for the year	-	-	-	-	-	86,217	86,217
Foreign currency translation adjustment	-	-	-	56,127	-	-	56,127
Appropriation to statutory reserve	-	-	-	-	23,492	(23,492)	-
Balance as of December 31, 2007	60,000,000	48,400	$915,876	61,124	42,193	162,900	1,230,493

Shares issued for reverse acquisition	11,600,003	11,600	(11,600)	-	-	-	-
Capital contribution from stockholders	-	-	2,010,845	-	-	-	2,010,845
Net loss for the year	-	-	-	-	-	(505,062)	(505,062)
Foreign currency translation adjustment	-	-	-	102,715	-	-	102,715
Appropriation to statutory reserve	-	-	-	-	62,037	(62,037)	-
Balance as of December 31, 2008	60,000,000	$60,000	$2,915,121	$163,839	$104,230	$(404,199)	$2,838,991

See accompanying notes to consolidated financial statements

SINO ASSURANCE INC.

(Formerly Digital Network Alliance International, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.

ORGANIZATION AND BUSINESS BACKGROUND

Sino Assurance Inc. (the “Company” or “SNAS”) was incorporated in the State of Delaware on August 19, 1997 as Sheffield Products, Inc. On November 30, 2004, the Company changed its name to “Digital Network Alliance International, Inc.” On November 20, 2008, the Company further changed its current name to “Sino Assurance Inc.”

The Company, through its subsidiaries and variable interest entity, is principally engaged in the provision of surety and tendering guarantees service to corporations and individuals in the People’s Republic of China (the “PRC”).

Recapitalization and reorganization

On September 23, 2008, the Company entered into a Share Exchange Agreement (the “Agreement”) with Linking Target Limited (“LTL”), which was registered as a BVI Business Company with limited liability in the British Virgin Islands (“BVI”) under the BVI Business Companies Act, 2004, on January 23, 2008. Pursuant to the Agreement, SNAS issued 48,399,997 shares of common stock of the Company in exchange for 100% of its issued and outstanding of LTL, thus causing LTL to become a direct wholly-owned subsidiary of SNAS.

Upon completion of the stock exchange and business restructuring transactions, LTL became a wholly-owned subsidiary of SNAS. The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of SNAS whereby LTL is deemed to be the accounting acquirer (legal acquiree) and SNAS to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of LTL, with the assets and liabilities, and revenues and expenses, of SNAS being included effective from the date of stock exchange transaction. SNAS is deemed to be a continuation of the business of LTL.

On August 1, 2008, LTL entered into an Exclusive Cooperation Agreement (“the Agreement”) with China Construction Guaranty Company Limited (“CCG”), together with a Plan of Reorganization. CCG is a limited liability company registered in Shenzhen City, the PRC on May 21, 2004. Its principal activity is engaged in the provision of surety and tendering guarantees to corporations and individuals in the PRC.

Through the contractual arrangement described above, CCG is a variable interest entity (“VIE”), as defined in the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"), through designated equity owners who are PRC citizens and legally owned the VIE.

Details of subsidiaries and variable interest entity

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Linking Target Limited (“LTL”)	British Virgin Island, a limited liability company	Investment holding	10,000 issued shares of US$1 each	100%

Century Maker Limited (“CML”)	Hong Kong, a limited liability company	Investment holding in Hong Kong	HK$10,000	100%
China Construction Guaranty Company Ltd (“CCG”) *	The PRC, a limited liability company	Provision of guarantee service in the PRC	RMB50,000,000	100%

*

represents variable interest entity

SNAS and its subsidiaries including its variable interest entity are hereinafter collectively referred to as (“the Company”).

2.

GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2008, the Company had incurred a net loss of $505,062 and the accumulated deficit of $404,199. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including rapid promotion and marketing the guarantee services in the PRC. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2009. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●

Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

●

Basis of consolidation

The consolidated financial statements include the financial statements of DNAL and its subsidiaries and variable interest entity (“VIE”).

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●

Variable interest entity

The Company assesses the terms of its interest in the entity to determine if the Company is the primary beneficiary as prescribed by FIN 46R. Variable interests are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests.

Pursuant to the Agreement, LTL owned a 100% interest in the revenues of CCG and had an obligation to absorb, any losses and rights to receive revenue from CCG. LTL does not have an equity interest in CCG, but is deemed to have all of the economic benefits and liabilities by contract. Also, LTL has significant decision-making right about its activities and financial supports of CCG. The result of the Agreements entered between the Company and CCG is determined that the Company has a significant control over the operation of CCG in which the Company is considered as the primary beneficiary under the characteristics as defined in FIN 46R, qualifies the business operations of CCG to be consolidated with LTL.

Given that the Company and CCG were under common control by the same shareholders, subject to the Plan of Reorganization, the operating results of CCG was consolidated with the Company, as if the contractual arrangement had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

●

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●

Guarantee fee receivable

Guarantee fee receivable are fees owed to the Company for its guarantee services but not yet received from its customers. In the guarantee transactions, the Company will place funds on deposit with the banks to guaranty the completeness of performance obligation by the Company’s customers. Fees received in advance under the guarantee transactions are recorded as deferred revenue and amortized as revenue over the term of the guarantee period on a straight-line basis.

The Company regularly monitors the guarantee activities to ensure that the performance obligation was completed in a timely manner and that the Company is allowed to receive its guarantee fee. If necessary, the Company charges against as a deduction in the customer collateral held to recover the guarantee fee receivable. Guarantee fee receivables are considered impaired if payment of the fee is not received by the Company in accordance with the terms of the guarantee agreement with each customer. When any receivable balances are determined to be uncollectible, these balances are written off immediately.

●

Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Depreciable life
Leasehold improvement	5 years
Furniture, fittings, office equipment	5 years
Motor vehicles	10 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the consolidated statement of operations.

●

Impairment of long-life assets

Long-lived assets primarily include plant and equipment. In accordance with the Statement of Financial Accounting Standard ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value using a undiscounted cash flow analysis. There has been no impairment as of December 31, 2008 or 2007.

●

Revenue recognition

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

(a)

Guarantee revenue

The Company provides guarantees service to corporations and individuals in issuing and obtaining surety or tendering guarantees for their business operations and/or personal use. In exchange for the Company’s guarantee services, the borrower pays the Company a certain percentage of the surety amount as an upfront guarantee fee. Maturities of surety and tendering guarantees will generally range from 2 days to 2 years, and are secured by bank deposits made by the Company. If a customer fails to fulfill its obligations to a lender, the bank will take possession of the Company’s deposit.

The Company recognizes the guarantee fee income over the term of the contract on a straight line basis, net of business taxes, the price to the client is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

(b)

Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●

Deferred revenue

Guarantee fee received in advance from rendering of service are recorded as deferred revenue and are amortized into revenue ratably over the related contract period.

●

Advertising expenses

Advertising costs are expensed as incurred under SOP 93-7, “Reporting for Advertising Costs”. The Company incurred no such cost for the years ended December 31, 2008 and 2007.

●

Reserve for guarantee losses

In connection with the nature of its guarantor business, the Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. Reserve for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through December 31, 2008.

For the year ended December 31, 2008, the Company has recognized $215,448 on the reserve for guarantee losses for any potential claims.

●

Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●

Net income per sharee

The Company calculates net (loss) income per share in accordance with SFAS No. 128, “Earnings per Share.” Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.

●

Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the statement of operations and comprehensive (loss) income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

The Company also adopts Financial Accounting Standards Board ("FASB") Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes" and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In connection with the adoption of FIN 48, the Company analyzed the filing positions in all of the federal, state and foreign jurisdictions where the Company and its subsidiaries and VIE are required to file income tax returns, as well as all open tax years in these jurisdictions. The Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the years ended December 31, 2008 and 2007.

The Company conducts major businesses in the PRC and is subject to tax in its own jurisdiction. As a result of its business activities, the Company files separate tax returns that are subject to examination by the local tax authorities.

●

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is the United States dollars ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s operating entity in the PRC maintains its books and records in its local currency, Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which its operation is conducted.

In general, for consolidation purposes, assets and liabilities of its operating entity whose functional currency is not US$ are translated into US$, in accordance with SFAS No. 52, “Foreign Currency Translation”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign entities are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective years:

	2008	2007
Year end RMB : US$1 exchange rate	6.8542	7.2941
Average period RMB : US$1 exchange rate	6.9623	7.6172

●

Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of operation and comprehensive income as and when the related employee service is provided.

●

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●

Segment reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment.

●

Fair value of financial instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily consist of cash, restricted cash, guarantee fee receivable, prepayments and other receivable, customer collateral, deferred revenue, income tax payable and accrued liabilities and other payables.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

●

Recently accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after

November 15, 2007 and to the interim periods within those fiscal years. The Company believes that SFAS No. 157 should not have a material impact on the financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS No. 159 should not have a material impact on the consolidated financial position or results of operations.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

Also in May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

Also in June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations and does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1” and “FIN 45-4”). FSP FAS 133-1 and FIN 45-4 amends disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies the disclosure requirements of SFAS No. 161 and is effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. The adoption of FSP FAS 133-1 and FIN 45-4 did not have a material impact on the Company’s current consolidated financial position, results of operation or cash flows.

In October 2008, the FASB issued Staff Position (“FSP”) No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS 157-3.”) FSP FAS 157-3 clarifies the application of SFAS No. 157 in an inactive market. It illustrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s current consolidated financial position, results of operations or cash flows.

4.

RESTRICTED CASH

Restricted cash represents (i) fund received from customers for the purpose of trust deposits held at the banks by the Company to pledge against the surety and tendering guarantee under the contractual guarantee period and (ii) escrow deposits as security to the bank for the provision of banking surety guarantee service. Such restricted cash under item (i) is an asset of the Company and is recorded as customer collateral payable to the customers upon the expiry of the guarantee contracts.

As of December 31, 2008, the Company had surety and tendering guarantees outstanding resulting in restricted cash with approximately $2,102,665 from customer collateral and $1,264,368 for escrow deposits at the bank.

5.

PREPAYMENTS AND OTHER RECEIVABLE

Prepayments and other receivable consisted of the followings:

	As of December 31,
	2008	2007

Prepayments	$45,864	$35,753
Utility and rental deposits	66,466	24,021
Advances to employees	4,145	-
Other receivables	9,702	-
	$126,177	$59,774

6.

LOAN RECEIVABLE

On May 13, 2008, the Company advanced $1,896,650 (equivalent to RMB13,000,000) to a third party in a term of 10 months, receivable by March 12, 2009, carried with an interest rate of 3.12% per annum payable at due date. On March 13, 2009 and March 23, 2009, the Company agreed with the extension of the repayment terms, whereas $1,167,198 (equivalent to RMB8,000,000) will be repayable on June 12, 2009 and the remaining balance of $729,452 (equivalent to RMB5,000,000) will be repayable on June 23, 2009, subject to the same interest rate of 3.12% per annum payable upon the maturity.

7.

PLANT AND EQUIPMENT, NET

Plant and equipment consist of the following:

	As of December 31,
	2008	2007

Leasehold improvement	$89,232	$72,585
Furniture, fittings and office equipment	178,515	87,893
Motor vehicles	148,815	36,758
Foreign translation difference	25,690	8,997
	442,252	206,233
Less: accumulated depreciation	(78,212)	(15,151)
Less: foreign translation difference	(2,747)	(733)

Plant and equipment, net	$361,293	$190,349

Depreciation expense for the years ended December 31, 2008 and 2007 was $63,380 and $12,657, respectively.

8.

CUSTOMER COLLATERAL

The Company maintains and safeguards cash deposits from certain customers in order to ensure the satisfaction of their performance obligations arising from the surety or tendering guarantees. The cash collateral assets are restricted under the caption of “Restricted cash” and both balances are presented on the balance sheets.

9.

AMOUNT DUE TO RELATED PARTIES

As of December 31, 2008 and 2007, amount due to related parties represented advances made by the existing directors of the VIE to the Company, which was unsecured, interest-free and has no fixed repayment term.

10.

ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payable consisted of following:

As of December 31,

	2008	2007

Business tax payable	$10,191	$24,836
Reserve for guarantee losses	218,844	-
Accrued payroll and employee welfare	123,068	66,707
Accrued expenses	76,907	-
Other tax payable	9,276	5,412
Other payable	2,582	-
	$440,868	$96,955

11.

STOCKHOLDERS’ EQUITY

On September 23, 2008, the Company entered into a share exchange agreement with Linking Target Limited, a British Virgin Islands corporation (“LTL”). Pursuant to the share exchange agreement, the Company issued an aggregate amount of 48,399,997 shares of its common stock in exchange for 100% equity interest in LTL. Upon the completion, LTL survived the merger and became the wholly-owned subsidiary of the Company. LTL stockholders retained, in the aggregate, 48,399,997 shares of the common stock of the Company, which represents approximately 80.67% of the issued and outstanding shares of the Company, in connection with the reverse merger.

The Board of Directors approved the share issuance in September 2008 and the shares were issued in October 2008.

As of December 31, 2008, the number of issued and outstanding shares of common stock was 60,000,000.

12.

INCOME TAXES

For the years ended December 31, 2008 and 2007, the local (United States) and foreign components of income from operations before income taxes were comprised of the following:

	Years ended December 31,
	2008	2007
Tax jurisdictions from:
– Local	$-	$-
– Foreign	(493,179)	192,598
(Loss) income before income taxes	$(493,179)	$192,598

The provision for income taxes consisted of the following:

	Years ended December 31,
	2008	2007
Current:
– Local	$-	$-
– Foreign	11,883	106,381

Deferred:
– Local	-	-

– Foreign	-	-
Provision for income taxes	$11,883	$106,381

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has operations in various countries: United States, BVI and the PRC that are subject to tax in the jurisdictions in which they operate, as follows:

United States of America

SNAS is registered in the State of Delaware and is subject to United States of America tax law. No provision for income taxes have been made as SNAS has generated no taxable income for reporting years.

British Virgin Island

Under the current BVI law, LTL is not subject to tax on income.

The PRC

The Company generated substantially its net income from its VIE, CCG in the PRC. CCG is subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China, at a statutory rate of 33%, which is comprised of a 30% national income tax and 3% local income tax.

CCG is registered and operates in Shenzhen City, the PRC and is recognized as “Enterprise Located in Special Economic Zone”. As a result, the Company is entitled to Corporate Income Taxes (“CIT”) at a preferential tax rate of 15%. During 2008 and 2007, the Company has established various provincial and municipal branches in the PRC, which are generally subject to the statutory tax rate of 33%.

On March 16, 2007, the National People’s Congress approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”). The new CIT Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises with effect from January 1, 2008. However, for entities operating in special economic zones that previously enjoyed preferential tax rates, the applicable tax rate will be increased progressively to 25% over a 5-years’ period.

The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2008 and 2007 is as follows:

	Years ended December 31,
	2008	2007

(Loss) income before income taxes	$(493,179)	$192,598
Statutory income tax rate	25%	33%
Income tax expense at statutory tax rate	(123,294)	63,557

Effect of tax holiday	(1,934)	(91,433)
Net operating loss carryforwards	-	12,338
Effect of non-taxable items	(17,405)	(70)
Effect of non-deductible items:
- Deferred revenue	98,758	20,999
- Reserve for guarantee losses	53,862	-

- Under-provision of operating expenses	1,896	41,913
- Government levy charges	-	59,077
Income tax expense	$11,883	$106,381

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There were no significant temporary differences as of December 31, 2008 and 2007, no components of deferred tax assets and liabilities have been recognized.

13.

NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net (loss) income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year. Pursuant to stock exchange transaction on September 23, 2008, the weighted average number of common shares issued and outstanding was adjusted to account for the effects of the stock exchange transaction as a reverse acquisition as more fully described in Note 1.

The following table sets forth the computation of basic and diluted net (loss) income per share for the years ended December 31, 2008 and 2007:

	Years ended December 31,
	2008	2007

Basis and diluted net income per share calculation
Numerator:
- Net (loss) income in computing basic net income per share	$(505,062)	$86,217

Denominator:
- Weighted average ordinary shares outstanding	51,546,299	48,399,997
Basic and diluted net (loss) income per share	$(0.01)	$0.00

14.

CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s VIE in the PRC, are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. CCG is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $90,134 and $15,363 for the years ended December 31, 2008 and 2007, respectively.

15.

STATUTORY RESERVE

Under the PRC Law, the Company’s subsidiary and VIE in the PRC are required to make appropriation to the statutory reserve based on after-tax net earnings and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to

the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the years ended December 31, 2008 and 2007, the Company made an appropriation of $62,037 and $23,492 to the statutory reserve, respectively.

16.

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers

For the years ended December 31, 2008 and 2007, there was no customer who accounts for 10% or more of the Company’s revenues.

For the years ended December 31, 2008 and 2007, 100% of the Company’s revenues were derived from customers located in the PRC.

As of December 31, 2008 and 2007, the Company has established 24 and 7 provincial and municipal branches in the PRC, respectively. All of its customers are located in the PRC.

(b)

Major vendors

For the years ended December 31, 2008 and 2007, there was no vendor who accounts for 10% or more of the Company’s purchases.

For the years ended December 31, 2008 and 2007, 100% of the Company’s purchases were derived from vendors located in the PRC.

(c)

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash and restricted cash. Substantially all of cash and restricted cash are held by the recognized financial institutions in the PRC.

(d)

Political and country risk

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

(e)

Guarantee default risk

The Company also has significant concentration risk related to its guarantees on potential loss if the customers fail to the completion of their performance obligation in a timely manner under the surety guarantees. To reduce these potential losses, the Company holds collateral in the form of cash equivalents, which are reflected in customer collateral on the balance sheets as they are held in restricted cash in the Company’s name.

(f)

Exchange rate risk

The reporting currency of the Company is US$, to date the majority of the revenues and costs are denominated in RMB and a significant portion of the assets and liabilities are denominated in RMB. As a result, the Company is exposed to foreign exchange risk as its revenues and results of operations may be affected by fluctuations in the exchange rate between US$ and RMB. If RMB depreciates against US$, the value of RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

17.

COMMITMENTS AND CONTINGENCIES

(a)

Operating lease commitments

The Company was committed under various non-cancelable operating leases with fixed monthly rentals, due through August 2009. Total rent expenses for the years ended December 31, 2008 and 2007 was $380,642 and $93,118.

Future minimum rental payments due under these non-cancelable operating leases are as follows:

Year ending December 31:
2009	$251,364
2010	91,586

Total	$342,950

(b)

Guarantees

As of December 31, 2008, the Company has 1,489 surety and tendering guarantees outstanding. If the Company’s customers fail to complete their performance obligation in a timely manner so that the Company is obligated to pay on its guarantees, the Company would have the maximum potential amount of future payments of approximately $135,744,599 (RMB930,419,273) in total.

Reserve for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through December 31, 2008. However, the uncertainty in macroeconomic factors and the uncertainty of the effect of any current or future government actions to the global economic crisis make forecasting of default rates increasingly imprecise. The Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. For the years ended December 31, 2008 and 2007, the Company experienced actual guarantee loss claims of $22,378 and $0. At December 31, 2008, the Company has accrued $215,448 on the reserve for guarantee losses for any potential claims.

18.

COMPARATIVE FIGURES

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Management's Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is designed to provide reasonable assurance for the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Because of its inherent limitations (further discussed in next paragraphs below), internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework were used.  Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

Inherent Limitations in Control Systems

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  As a result, our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal control over financial reporting, will prevent all error and all fraud.

Evaluation of Disclosure on Controls and Procedures

The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance of the achievement of these objectives.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter of the fiscal year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND OFFICERS

The directors and executive officers currently serving SNAS are as follows:

Name	Age	Position	Director/Officer Since
Guokang Tu	45	Chairman, Chief Executive Officer and Director	2008
Mengyou Tong	40	Chief Financial Officer and Director	2008
Beiquan Ling	34	Chief Operating Officer and Director	2008
Zhiqun Li	38	Director	2008
Jiashou Zeng	55	Director	2008

BIOGRAPHICAL INFORMATION

Guokang Tu   Mr. Tu became our Chief Executive Officer and a Director on or about November 20, 2008.  He has been the vice president of China Construction Guaranty, Inc. since 2007.  From 2001 to 2006, he served as the general manager of Jiangxi Jiuding Digital Technology Limited Company.  He held the position of the general manager of Jiangxi Jiuding Health Products Limited Company during the period 1996 and 2000.  He received a bachelor degree from the Medicine School of Soochow University and is studying Master of Business Management Zhongnan University at Economics and Law.

Mengyou Tong   Mr. Tong became our Chief Financial Officer and a Director on or about November 20, 2008. Mr. Tong has been the vice president and chief financial officer of China Construction Guaranty, Inc. since 2007.  He was the assistant to the president of a US listed company during 2006 and 2007.  He was the financial manager of Asia Plastic Limited Company (Nigeria) from 2005 to 2006 and the chief budget officer of Financial Bureau in Lusong District, Zhuzhou City, Hunan Province from 1990 to 2000.  He is a graduate of the Master of Business Management of Ateneo De Manila University.

Beiquan Ling    Mr. Ling became our Chief Operating Officer and a Director on or about November 20, 2008.  He has been the president of China Construction Guaranty, Inc.  He was the assistant branch manager of Guangdong Development Bank (Sungang Branch) from 2003 to 2004.  From 2002 to 2003, he was the manager of Shenzhen Commercial Bank (Fuhua Branch).  Mr. Ling graduated from the International Business School of Hunan University.

Zhiqun Li    Ms. Li  was appointed as a Director on or about November 20, 2008.  She has been serving Jiangxi Jiuding Digital Technology Limited Company since 1995.  She received a bachelor degree from Wuxi University of Light Industry.

Jiashou Zeng   Mr. Zeng was appointed as a Director on or about November 20, 2008.  He has been serving for China Construction Guaranty, Inc. since 2007. Ms. Zeng served for the State Grid, Jiangxi Electric Power Corporation and its subsidiary, Jiangxi Electric Power Equipments

Corporation from 1975 to 2007. From 1972 to 1975, he was a soldier in Fengxin squadron, Jiangxi military.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership.  Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file.  Based solely on our review of the copies of such forms received by us with respect to fiscal year 2008, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of SNAS’s officers and directors for all services rendered to SNAS and its consolidated subsidiaries, in all capacities for the fiscal years ended December 31, 2006, 2007 and 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)

Guokang Tu CEO	2006	--	--	--	--	--	--	--	--
	2007	--	--	--	--	--	--	--	--
	2008	$59,770	$4,309	--	--	--	--	--	$64,079
Mengyou Tong CFO	2006	--	--	--	--	--	--	--	--
	2007	$9,141	--	--	--	--	--	--	$9,141
	2008	$39,612	$2,873	--	--	--	--	--	$42,485
Beiquan Ling COO	2006	$752	--	--	--	--	--	--	$752
	2007	$9,128	--	--	--	--	--	--	$9,128
	2008	$66,059	$5,745	--	--	--	--	--	$71,804

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended December 31, 2008.

Name	Salary/Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation

Guokang Tu	$64,079	--	--	--	--	--	$64,079
Mengyou Tong	$42,485	--	--	--	--	--	$42,485
Beiquan Ling	$71,804	--	--	--	--	--	$71,804

We do not have employment agreements with any of our officers.  We did not award any stock, stock options, or other equity-based award to any of our officers during the fiscal years ended December 31, 2006, 2007, and 2008.  There are no outstanding equity awards as of December 31, 2008.  We have no agreements for providing compensation of any kind to officers after their retirement or resignation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this report, the stock ownership of each executive officer of SNAS, of all the executive officers and directors of SNAS as a group, and of each person known by SNAS to be a beneficial owner of 5% or more of its Common Stock.  Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares.  No person listed below has any options, warrant or other right to acquire additional securities of SNAS, except as may be otherwise noted.

Name	No. of shares	Percent of Class
Beiquan Ling, Chief Operating Officer and Director (1) 9WN LnBan Office Building Hong Li Xi Road, Futian District, Shenzhen P.R.C.	12,000,000	20.00%
Zhiqun Li, Director (1) 9WN LnBan Office Building Hong Li Xi Road, Futian District, Shenzhen P.R.C.	11,000,000	18.33%

Guokang Tu, Chairman, Chief Executive Officer and Director (1) 9WN LnBan Office Building Hong Li Xi Road, Futian District, Shenzhen P.R.C.	6,600,000	11.00%
Mengyou Tong, Chief Financial Officer and Director (1) 9WN LnBan Office Building Hong Li Xi Road, Futian District, Shenzhen P.R.C.	1,000,000	1.67%
All Officers and Directors as a group (4 in number)	30,600,000	51.00%

(1)

The person named is an officer, director, or both.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No officer, director, promoter, or affiliate of SNAS has, or proposes to have, any direct or indirect material interest in any asset proposed to be acquired by SNAS through security holdings, contracts, options, or otherwise.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fees billed by ZYCPA Company Limited (formerly Zhong Yi (Hong Kong) C.P.A. Company Limited) (“ZYCPA”) for audit of the Company’s annual financial statements were $85,000 and $42,000 for the fiscal year ended December 31, 2007 and December 31, 2008 respectively.

(2) ZYCPA did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal years ending 2008.

Tax Fees

(3) ZYCPA did not bill the Company for tax compliance, tax advice and tax planning services for the fiscal year ended December 31, 2008.

All Other Fees

(4) ZYCPA did not bill the Company for any products and services other than the foregoing during the fiscal year ended December 31, 2008.

Audit Committee’s Pre-approval policies and procedures

(5) SNAS, which is not yet publicly traded, does not have an audit committee.  The current board of directors functions as the audit committee.

ITEM 15. EXHIBITS

The Exhibits listed below are filed as part of this Annual Report.

2.1

Agreement for Share Exchange dated September 23, 2008, by and among DIGITAL NETWORK ALLIANCE INTERNATIONAL, INC., a Delaware corporation, LINKING TARGET LIMITED (LTL), a British Virgin Islands corporation, and the Shareholders of LTL (herein incorporated by reference from report on Form 8-K for report dated September 23, 2008 and filed with the Securities and Exchange Commission on September 26, 2008).

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO ASSURANCE INC.
(Registrant)

By: /s/ Guokang Tu, CEO and Chairman

Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Guokang Tu, Chief Executive Officer and Chairman

Date:  March 31, 2009

By: /s/ Mengyou Tong, Chief Financial Officer

Date:  March 31, 2009

By: /s/ Beiquan Ling, Chief Operating Officer

Date:  March 31, 2009