Form 10-Q
period 2009-03-31
SINO ASSURANCE INC.
filed 2009-05-20
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 0-50002

SINO ASSURANCE INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2175896
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17th Floor, 60009 Yitian Road, New World Center, Futian District, Shenzhen, People Republic of China
(Address of principal executive offices)

86-0755-82520556
(Registrant’s telephone number, including area code)

Formerly Digital Network Alliance International, Inc. Room 1101, 11/F, Shanghai Industrial Investment Bldg, 48-62 Hennessy Road, Wanchai, Hong Kong
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                          Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every  Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                    ~~Yes ☐   No ☐~~  N/A

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                        Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of April 30, 2009, there were 60,000,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

TABLE OF CONTENTS

3

PART 1 - FINANCIAL INFORMATION

4

ITEM 1.  FINANCIAL STATEMENTS

4

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  20

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

24

ITEM 4(T). CONTROLS AND PROCEDURES

24

PART II - OTHER INFORMATION

25

ITEM 1. LEGAL PROCEEDINGS

25

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

25

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

25

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

25

ITEM 5. OTHER INFORMATION

25

ITEM 6. EXHIBITS

25

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The consolidated financial statements of Sino Assurance Inc. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended December 31, 2008.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$131,504	$90,158
Restricted cash	2,689,768	3,367,033
Guarantee fee receivable	14,849	17,553
Income tax refund receivable	55,174	55,105
Prepayments and other receivable	168,717	126,177
Loan receivable	1,913,843	1,896,650
Total current assets	4,973,854	5,552,676

Non-current assets:
Plant and equipment, net	337,781	361,293
TOTAL ASSETS	$5,311,635	$5,913,969

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable, trade	$96,569	$70,752
Customer collateral	1,546,529	2,102,665
Deferred revenue	371,955	401,259
Amount due to related parties	59,509	59,434
Deferred tax liability	1,453	-
Accrued liabilities and other payable	381,880	440,868
Total current liabilities	2,457,895	3,074,978

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 60,000,000 and 60,000,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008	60,000	60,000
Additional paid-in capital	2,915,121	2,915,121
Accumulated other comprehensive income	167,405	163,839
Statutory reserve	104,230	104,230
Accumulated deficit	(393,016)	(404,199)
Total stockholders’ equity	2,853,740	2,838,991
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,311,635	$5,913,969

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2009	2008
Revenue, net
Guarantee fee income	$711,282	$601,277
Interest income	16,134	2,126

Total revenue, net	727,416	603,403

Cost of revenue	(189,529)	(180,939)
Gross profit	537,887	422,464

Operating expenses:
Depreciation	(20,582)	(10,291)
Selling, general and administrative	(442,686)	(350,503)
Reserve for guarantee losses	(54,772)	-
Total operating expenses	(518,040)	(360,794)

INCOME FROM OPERATIONS	19,847	61,670

Other income (expense):
Other income	3	-
Other expense	(7,214)	(139)

(LOSS) INCOME BEFORE INCOME TAXES	12,636	61,531

Income tax expense	(1,453)	(21,935)

NET (LOSS) INCOME	$11,183	$39,596

Other comprehensive income:
- Foreign currency translation gain	3,566	51,556

COMPREHENSIVE INCOME	$14,749	$91,152

Net (loss) income per share – Basic and diluted	$(0.00)	$0.00

Weighted average shares outstanding – Basic and diluted	60,000,000	60,000,000

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$11,183	$39,596
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	20,582	10,291
Loss on disposal of plant and equipment	2,764	-
Reserve for guarantee losses	54,772	-
Unrealized interest income	(14,811)	-
Deferred tax expense	1,453	-
Changes in operating assets and liabilities:
Trade accounts receivable	2,725	(14,472)
Prepayments and other receivable	(42,374)	(52,685)
Accounts payable, trade	25,724	10,886
Deferred revenue	(29,803)	-
Income tax payable	-	(28,261)
Accrued liabilities and other payable	(114,304)	(26,586)

Net cash used in operating activities	(82,089)	(61,231)

Cash flows from investing activities:
Change in restricted cash, net of customer collateral	122,698	333,379
Proceeds from disposal of plant and equipment	616	-
Purchase of plant and equipment	-	(16,553)

Net cash provided by investing activities	123,314	316,826

Cash flows from financing activities:
Advances from stockholders	-	155,433

Net cash provided by financing activities	-	155,433

Effect of exchange rate changes in cash and cash equivalents	121	14,640

NET CHANGE IN CASH AND CASH EQUIVALENTS	41,346	425,668

BEGINNING OF PERIOD	90,158	136,123

END OF PERIOD	$131,504	$561,791

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Accumulated deficit	Total stockholders’ equity
	No. of shares	Amount

Balance as of January 1, 2009	60,000,000	$60,000	$2,915,121	$163,839	$104,230	$(404,199)	$2,838,991

Net loss for the period	-	-	-	-	-	11,183	11,183
Foreign currency translation adjustment	-	-	-	3,566	-	-	3,566
Balance as of March 31, 2009	60,000,000	$60,000	$2,915,121	$167,405	$104,230	$(393,016)	$2,853,740

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE－1

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”). Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed consolidated or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from the audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE－2

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

NOTE－3

GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2009, the Company has the accumulated deficits of $393,016 and negative operating cash flow of $82,089. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE－4

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•

Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•

Basis of consolidation

The condensed consolidated financial statements include the financial statements of SNAS and its subsidiaries and variable interest entity (“VIE”).

All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•

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

•

Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Depreciable life
Leasehold improvement	5 years
Furniture, fittings, office equipment	5 years
Motor vehicles	10 years

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

Depreciation expense for the period ended March 31, 2009 and 2008 was $20,582 and $10,291, respectively.

•

Impairment of long-life assets

Long-lived assets primarily include plant and equipment. In accordance with the Statement of Financial Accounting Standard ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value using a undiscounted cash flow analysis. There has been no impairment as of March 31, 2009.

•

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

(b)

Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

outstanding and the interest rates applicable.

•

Deferred revenue

Guarantee fee received in advance from rendering of service are recorded as deferred revenue and are amortized into revenue ratably over the related contract period.

•

Reserve for guarantee losses

In connection with the nature of its guarantor business, the Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. Reserve for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through March 31, 2009.

For the period ended March 31, 2009, the Company has recognized $54,772 on the reserve for guarantee losses for any potential claims.

•

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

Net (loss) income per share

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

•

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

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

(loss) income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

The Company also adopts Financial Accounting Standards Board ("FASB") Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes" and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the period ended March 31, 2009 and 2008.

The Company conducts major businesses in the PRC and is subject to tax in its own jurisdiction. As a result of its business activities, the Company files separate tax returns that are subject to examination by the foreign tax authorities.

•

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2009	2008
Period end RMB : US$1 exchange rate	6.8456	7.0222
Average period RMB : US$1 exchange rate	6.8466	7.1757

•

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•

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

•

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

The Company’s financial instruments primarily consist of cash, restricted cash, guarantee fee receivable, prepayments and other receivable, accounts payable, customer collateral, deferred revenue, amount due to related parties, accrued liabilities and other payables.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short term maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

•

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In December 2007, the FASB issued a revision to SFAS No. 141, “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) revises the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Specifically, SFAS No. 141(R) will change the

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

accounting for acquisition costs, noncontrolling interests, acquired contingent liabilities, restructuring costs associated with a combination and certain tax-related items, as well as require additional disclosures. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is required to apply SFAS No. 141(R) to any acquisitions in 2009 or thereafter.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS No. 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. The Company’s adoption of SFAS No. 160 on January 1, 2009 did not have an impact on its consolidated results of operations or financial position.

In December 2008, the FASB issued Staff Position (“FSP”) No. 140-4 and FIN 46(R)-8, “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities”. The purpose of this FSP is to promptly increase disclosures by public entities and enterprises until the pending amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, (“SFAS No. 140”) and FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, (“FIN 46(R)”) are finalized and approved by the FASB. The FSP is effective for reporting periods (interim and annual) ending after December 15, 2008. This adoption did not have any impact on the consolidated financial statements.

On January 12, 2009, the FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

NOTE－5

RESTRICTED CASH

Restricted cash represents (i) fund received from customers for the purpose of trust deposits held at the banks by the Company to pledge against the surety and tendering guarantee under the contractual guarantee period and (ii) escrow deposits as security to the bank for the provision of banking surety guarantee service.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Such restricted cash under item (i) is an asset of the Company and is recorded as customer collateral payable to the customers upon the expiry of the guarantee contracts.

As of March 31, 2009, the Company had surety and tendering guarantees outstanding resulting in restricted cash with approximately $1,546,529 from customer collateral and $1,143,239 for escrow deposits at the bank.

NOTE－6

LOAN RECEIVABLE

On May 13, 2008, the Company advanced $1,899,030 (equivalent to RMB13,000,000) to a third party in a term of 10 months, receivable by March 12, 2009, carried with an interest rate of 3.12% per annum payable at due date. On March 13, 2009 and March 23, 2009, the Company agreed with the extension of the repayment terms, whereas $1,168,634 (equivalent to RMB8,000,000) will be repayable on June 12, 2009 and the remaining balance of $730,396 (equivalent to RMB5,000,000) will be repayable on June 23, 2009, subject to the same interest rate of 3.12% per annum payable upon the maturity. For the three months ended March 31, 2009, the Company recognized interest income of $14,811 on loan receivable.

Subsequently, the Company received the partial repayment of $292,158 (RMB2,000,000) in April 2009.

NOTE－7

CUSTOMER COLLATERAL

The Company maintains and safeguards cash deposits from certain customers in order to ensure the satisfaction of their performance obligations arising from the surety or tendering guarantees. The cash collateral assets are restricted under the caption of “Restricted cash” on the balance sheet.

NOTE－8

ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable consisted of following:

	March 31, 2009	December 31, 2008

Business tax payable	$-	$10,191
Reserve for guarantee losses	273,899	218,844
Accrued payroll and employee welfare	74,080	123,068
Accrued expenses	30,018	76,907
Other tax payable	-	9,276
Other payable	3,883	2,582
	$381,880	$440,868

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE－9

INCOME TAXES

For the period ended March 31, 2009 and 2008, the local (United States) and foreign components of income from operations before income taxes were comprised of the following:

	Three months ended March 31,
	2009	2008
Tax jurisdictions from:
– Local	$-	$-
– Foreign	12,636	61,531
Income before income taxes	$12,636	$61,531

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2009	2008
Current:
– Local	$-	$-
– Foreign	-	21,935

Deferred:
– Local	-	-
– Foreign	1,453	-
Provision for income taxes	$1,453	$21,935

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has operations in various countries: United States, BVI and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

SNAS is registered in the State of Delaware and is subject to United States of America tax law. No provision for income taxes have been made as SNAS has generated no taxable income during the period.

British Virgin Island

Under the current BVI law, LTL is not subject to tax on income.

The PRC

The Company generated substantially its net income from its VIE, CCG in the PRC. CCG is subject to the

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with an unified statutory income tax rate of 25%. No provision for income tax expense was recorded due to CCG incurred an operating loss during the three months ended March 31, 2009.

As of March 31, 2009, the Company has recognized a deferred tax liability of $1,453 relating to unrealized interest income from loan receivable.

NOTE－10

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers

There was no customer who accounts for 10% or more of the Company’s revenues for the three months ended March 31, 2009 and 2008.

(b)

Major vendors

For the three months ended March 31, 2009 and 2008, there was no vendor who accounts for 10% or more of the Company’s purchases.

(c)

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

(d)

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

(e)

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

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

does not hold any derivative or other financial instruments that expose to substantial market risk.

NOTE－11

COMMITMENTS AND CONTINGENCIES

(a)

Operating lease commitments

The Company was committed under various non-cancelable operating leases with fixed monthly rentals, due through June 2010. Total rent expenses for the three months ended March 31, 2009 and 2008 was $86,332 and $61,194.

Future minimum rental payments due under these non-cancelable operating leases are as follows:

Period ended March 31,
2010	$196,969
2011	47,607

Total	$244,576

(b)

Guarantees

As of March 31, 2009, the Company has 1,536 surety and tendering guarantees outstanding. If the Company’s customers fail to complete their performance obligation in a timely manner so that the Company is obligated to pay on its guarantees, the Company would have the maximum potential amount of future payments of approximately $155,916,541 (RMB1,067,343,273) in total.

Reserve for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through March 31, 2009. However, the uncertainty in macroeconomic factors and the uncertainty of the effect of any current or future government actions to the global economic crisis make forecasting of default rates increasingly imprecise. The Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. For the period ended March 31, 2009 and 2008, the Company experienced no actual guarantee loss claims. At March 31, 2009, the Company has accrued $54,772 on the reserve for guarantee losses for any potential claims.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as “forward-looking statements”, which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement.  Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10Q and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

PLAN OF OPERATIONS

The Company’s development has reached a critical moment. It aims to achieve steady growth in 2009 by getting its core employee guarantee business started on a clear commercial development pattern, by further elevating the market status of its engineering guarantee business as well as leading the whole Company at a relatively fast development stage.

Analysis of operation environment in 2009

(1) State policies will help to promote the development of the guarantee business.

(2) The economic stimulus package worth RMB 4 trillion (approximately US$600 billion) will promote infrastructure construction.

(3) The enterprises have increasing demand for employee guarantee and a large number of unemployed people directly stimulate the need for employee guarantee business.

Market opportunities

(1) The number of employees has reached 700 million in China. All of them are potential clients of our employee guarantee business.

(2) Tremendous market demand exists for the engineering guarantee business as a result of the national investment in infrastructure construction and post-disaster reconstruction (RMB 1 trillion, or approximately US$150 billion).

(3) Project teams have been set up for post-disaster reconstruction in Sichuan, which has opened market for post-disaster projects.

(4) The Company will continuously seek to establish additional branch offices in order to expand its coverage of the mainland PRC market.

Target safeguard measures

(1) Measures to achieve business target

(I) Employee guarantee:

-

Developing new products as part of the employee guarantee business: These new products are designed for enterprises and individuals on the basis of the professional market researches. In addition, we will enlarge the product line and diversify the product design, to raise the unit price of product. The average unit price will increase from approximately RMB 30 last year to RMB 50.

-

Further enlarging the target consumer group: New products are designed for enterprises on the basis of sales of individual job-seeker product in 2008, we will make every effort to enlarge the core consumer group (enterprises) of employee guarantee.

-

Market promotion, Government public relations, rapid promotion by industry organization enhance the recognition of employee guarantee products and stimulate potential demand.

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

-

We have formed strategic partnership with China Construction Bank and Shanghai Pudong Development Bank.

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

-

The customer service center specially designed by the company is building a nationwide call service platform and VIP customers management center.

-

Based on our existing products such as tender guarantee, performance guarantee, advance payment guarantee and payment guarantee, we will further develop the new service products whose risks can be controlled, and start strategic cooperation with Shenzhen High Tech Investment & Guarantee Co., Ltd. and Shenzhen Small & Medium Enterprises Credit Guarantee Center Co., Ltd. to commence engineering guarantee business of huge sum and derivative house redemption business.

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

We have entered into cooperation with Baidu.com, over which we will promote our brand and business, further enhancing our brand recognition.

We do not have any material off-balance sheet arrangements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2008

Net revenue: Net revenue for the three months ended March 31, 2009, was $727,416 as compared to $601,277 for the same period in 2008. The increase of $126,139 or approximately 21% was due to significant year-over-year growth of our customer base in the tender and surety guarantee business and market share in China. The gross margin increased to 74% from 70% for the three months ended March 31, 2009, due to the tightening of control of our cost of sales.

Net income before tax: Net income before tax for the three months ended March 31, 2009 was $12,636 compared to $61,531 for the same period in 2008. The decrease in the profit from operations was primarily due to the provision of guarantee loss, increases in wages and salaries and other operating expenses incurred in conjunction with the expansion of business operations.

Operating expenses: Total operating expenses were $518,040 for the three months ended March 31, 2009, as compared to $360,794 for the same period in 2008.  The increase of $157,246 or 44% was primarily due to the following factors:

(1)

Provision for guarantee loss $54,772 for the three months ended March 31, 2009 and none for the same period in 2008.

(2)

Increase in depreciation expenses from $10,291 for three months ended March 31, 2008 to $20,582 for the same period of 2009. The increase was due to our acquisition of additional fixed assets during the year of 2008.

(3)

Wages, salaries and staff pension increased by $52,050, from $169,329 for the three months ended March 31,

2008 to $221,379 for the same period of 2009. The increase in wages, salaries and staff pension was mainly due to increases in employee of headcounts and pay rates as a result of expansion of our business.

(4)

Rent increased by $25,138, from $61,194 for the three months ended March 31, 2008,  to $86,332 for the same period of 2009. The increase in rent was mainly due to expansion of the business and which was related to revenue growth.

We anticipate that our operating expenses will increase in future periods, as we increase sales and marketing operations, and fulfill our obligation as a listing company under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, guarantee fee receivable was $14,849 as compared to $17,533 for the same period in 2008. As of March 31, 2009, customer collateral was $1,546,529, as compared to March 31, 2008 balances of $2,102,665. These changes were due to the increase of the tender and surety guarantee business.  As of March 31, 2009, deferred revenue was $371,955 as compared to $401,259 for the same period in 2008.

For the three months ended March 31, 2009, cash used in operating activities totaled $82,089. This was primarily due to the net loss for the period plus decreases in deferred revenue, accrued liabilities and other payables, and increases in prepayments and other receivables, partially offset by the decrease in accounts receivables and increase in accounts payable.

For the three months ended March 31, 2009, cash provided by investing activities amounted to $123,314. The receipt of funds was mainly due to the decrease of change in restricted cash, net of customer collateral, and the proceeds from disposal of plant and equipment.

For the three months ended March 31, 2009, we owed $59,509 to Mr. Mengyu Tong, a director. These loans are unsecured, interest-free, and have no fixed repayment terms.

For the three months ended March 31, 2009, our balance sheet reflects total assets of $5,296,823 and total liabilities of $2,456,442. CCG had bank and cash equivalents of approximately $131,504 as of March 31, 2009.

For the three months ended March 31, 2009, we had surety and tendering guarantees outstanding resulting in restricted cash of approximately $1,546,529 from customer collateral and $1,143,239 for escrow deposits at the bank. Restricted cash represents (i) funds received from customers for the purpose of trust deposits held at the banks by the Company to pledge against the surety and tendering guarantee during the contractual guarantee period and (ii) escrow deposits as security to the bank for the provision of banking surety guarantee service. Such restricted cash under item (i) is an asset of the Company and is recorded as customer collateral payable to the customers upon the expiry of the guarantee contracts.

For the three months ended March 31, 2009, we had loans receivable of US$1,899,030 (equivalent to RMB13,000,000) which was advanced to a third party during the year for a term of 10 months and was due March 12, 2009, together with an interest at the rate of 3.12% per annum payable at due date. On March 13, 2009 and March 23, 2009, the Company agreed to with an extension of the repayment terms, with $1,168,634 (equivalent to RMB8,000,000) payable on June 12, 2009 and the remaining balance of $730,396 (equivalent to RMB5,000,000) payable on June 23, 2009, subject to the same interest rate of 3.12% per annum payable upon the maturity. For the three months ended March 31, 2009, the Company recognized interest income of $14,811 on loan receivable. Subsequently, the Company received the partial repayment of $292,158 (RMB2,000,000) in April 2009.

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

For the three months ended March 31, 2009, we had total future lease commitments under non-cancellable operating leases of $244,576. We currently have working capital sufficient to fund these lease commitments.

For the three months ended March 31, 2009, we had contingent liabilities in respect of guarantees granted under the surety and tendering guarantee services business in the aggregate amount of $155,916,541. As of March 31, 2009, we had 1,536 surety and tendering guarantees outstanding. If all our customers fail to complete their performance obligation in a timely manner so that we are obligated to pay on our guarantees, we would have a maximum potential liability of an aggregate of approximately $155,916,541 (RMB1,067,343,273).  We have significant concentration of risk related to our guarantees of potential loss if our customers fail to complete their performance obligations under the surety guarantees in a timely manner.  To reduce these potential losses, we hold collateral in the form of cash equivalents, which are reflected in customer collateral on the balance sheets as they are held in restricted cash in our name.

Reserve for guarantee losses reflects the Company’s best projection of likely defaults as a result of loss events that have occurred through March 31, 2009. However, the uncertainty in macroeconomic factors and the uncertainty of the effect of any current or future government actions to the global economic crisis make forecasting of default rates increasingly imprecise. The Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments must be recognized to the reserve in the period in which those differences arise or are identified. For the period ended March 31, 2009 and 2008, the Company experienced no actual guarantee loss claims. At March 31, 2009, the Company has accrued $273,899 on the reserve for guarantee losses for any potential claims.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 4 of the Notes to Financial Statements in this Form 10-Q and Note 3 of the Notes to Consolidated Financial Statements in our 2008 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and chief financial officer also concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the three month ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

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

3.2

Bylaws (herein incorporated by reference from Registration Statement on Form 10-SB filed with the

Securities and Exchange Commission on September 12, 2002).

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO ASSURANCE INC.

(Registrant)

By: /s/ Guokang Tu, Chief Executive Officer and Chairman

Date:  May 18, 2009

By: /s/ Mengyou Tong, Chief Financial Officer

Date:  May 18, 2009

By: /s/ Beiquan Ling, Chief Operating Officer

Date:  May 18, 2009