Form 10-Q
period 2009-06-30
SINO ASSURANCE INC.
filed 2009-08-18
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

None
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 30, 2009, there were 60,000,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

TABLE OF CONTENTS

3

PART 1 - FINANCIAL INFORMATION

4

ITEM 1.  FINANCIAL STATEMENTS

4

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  20

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

25

ITEM 4(T). CONTROLS AND PROCEDURES

25

PART II - OTHER INFORMATION

26

ITEM 1. LEGAL PROCEEDINGS

26

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

26

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

26

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

26

ITEM 5. OTHER INFORMATION

26

ITEM 6. EXHIBITS

26

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

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$323,919	$90,158
Restricted cash	2,811,505	3,367,033
Guarantee fee receivable	46,911	17,553
Income tax refund receivable	50,967	55,105
Prepayments and other receivable	181,626	126,177
Loan receivable	1,636,688	1,896,650
Total current assets	5,051,616	5,552,676

Non-current assets:
Plant and equipment, net	316,613	361,293
TOTAL ASSETS	$5,368,229	$5,913,969

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable, trade	$46,926	$70,752
Customer collateral	1,574,490	2,102,665
Deferred revenue	204,601	401,259
Amount due to related parties	59,516	59,434
Deferred tax liability	6,666	-
Accrued liabilities and other payable	453,849	440,868
Total current liabilities	2,346,048	3,074,978

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 60,000,000 and 60,000,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008	60,000	60,000
Additional paid-in capital	2,915,121	2,915,121
Accumulated other comprehensive income	167,695	163,839
Statutory reserve	104,230	104,230
Accumulated deficit	(224,865)	(404,199)
Total stockholders’ equity	3,022,181	2,838,991
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,368,229	$5,913,969

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

REVENUES, NET
Guarantee fee income	$880,039	$917,981	$1,591,321	$1,519,258
Interest income	48,408	5,652	64,542	7,778

Total revenues, net	928,447	923,633	1,655,863	1,527,036

COST OF REVENUE	260,901	169,280	450,430	350,219

GROSS PROFIT	667,546	754,353	1,205,433	1,176,817

Operating expenses:
Depreciation	20,520	16,035	41,102	26,326
Selling, general and administrative	411,714	408,918	854,400	759,421
Reserve for guarantee losses	54,825	-	109,597	-
Total operating expenses	487,059	424,953	1,005,099	785,747

INCOME FROM OPERATIONS	180,487	329,400	200,334	391,070

Other income (expense):
Other income	2,285	72	2,288	72
Other expense	(6,289)	(23,494)	(13,504)	(23,633)

INCOME BEFORE INCOME TAXES	176,483	305,978	189,118	367,509

Income tax expense	(8,331)	(29,026)	(9,784)	(50,961)

NET INCOME	$168,152	$276,952	$179,334	$316,548

Other comprehensive income:
- Foreign currency translation gain	291	59,743	3,856	111,299

COMPREHENSIVE INCOME	$168,443	$336,695	$183,190	$427,847

Net income per share – basic and diluted	$0.00	$0.00	$0.00	$0.01

Weighted average shares outstanding during the period – basic and diluted	60,000,000	60,000,000	60,000,000	60,000,000

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$179,334	$316,548
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	41,102	26,326
Loss on disposal of plant and equipment	6,040	-
Reserve for guarantee losses	109,597	-
Deferred tax expense	6,668	-
Changes in operating assets and liabilities:
Guarantee fee receivable	(29,341)	(7,635)
Prepayments and other receivable	(85,682)	(794,258)
Income tax receivable	4,214	(89,839)
Accounts payable, trade	(23,929)	41,016
Deferred revenue	(197,254)	104,666
Accrued liabilities and other payable	(97,218)	28,355

Net cash used in operating activities	(86,469)	(374,821)

Cash flows from investing activities:
Change in restricted cash, net of customer collateral	29,095	(724,820)
Repayment from loan receivable	293,020	-
Proceeds from disposal of plant and equipment	674	-
Purchase of plant and equipment	(2,629)	(160,198)

Net cash provided by (used in) investing activities	320,160	(885,018)

Cash flows from financing activities:
Advances from stockholders	-	1,430,209

Net cash provided by financing activities	-	1,430,209

Effect of exchange rate changes in cash and cash equivalents	70	13,739

NET CHANGE IN CASH AND CASH EQUIVALENTS	233,761	184,109

BEGINNING OF PERIOD	90,158	136,123

END OF PERIOD	$323,919	$320,232

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$6,386	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Accumulated deficit	Total stockholders’ equity
	No. of shares	Amount

Balance as of January 1, 2009	60,000,000	$60,000	$2,915,121	$163,839	$104,230	$(404,199)	$2,838,991

Net income for the period	-	-	-	-	-	179,334	179,334

Foreign currency translation adjustment	-	-	-	3,856	-	-	3,856
Balance as of June 30, 2009	60,000,000	$60,000	$2,915,121	$167,695	$104,230	$(224,865)	$3,022,181

See accompanying notes to condensed consolidated financial statements

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE－1

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed consolidated or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from the audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future period.

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

As of June 30, 2009, the Company has a negative operating cash flow of $86,469 with the accumulated deficits of $224,865. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability to obtain necessary additional financing to sustain operations and the attainment of profitable operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE－4

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•

Use of estimates

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

•

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of six months or less as of the purchase date of such investments.

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

Depreciation expenses for the three months ended June 30, 2009 and 2008 were $20,520 and $16,035, respectively.

Depreciation expenses for the six months ended June 30, 2009 and 2008 were $41,102 and $26,326, respectively.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•

Impairment of long-life assets

Long-lived assets primarily include plant and equipment. In accordance with the Statement of Financial Accounting Standard ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value using a undiscounted cash flow analysis. There has been no impairment as of June 30, 2009.

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

•

Customer collateral

The Company maintains and safeguards cash deposits from certain customers in order to ensure the satisfaction of their performance obligations arising from the surety or tendering guarantees. The cash collateral assets are restricted under the caption of “Restricted cash” and are presented on the balance sheet.

•

Deferred revenue

Guarantee fee received in advance from rendering of service are recorded as deferred revenue and are amortized into revenue ratably over the related contract period.

•

Reserve for guarantee losses

In connection with the nature of its guarantor business, the Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. Reserve for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through June 30, 2009.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

For the three and six month ended June 30, 2009, the Company has recognized $54,825 and $109,597, respectively on the reserve for guarantee losses for any potential claims.

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

The Company also adopts Financial Accounting Standards Board ("FASB") Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes" and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the policy of recognizing interest and penalties, if any, related to unrecognized tax positions as income tax expense. The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the period ended June 30, 2009 and 2008.

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

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	June 30, 2009	June 30, 2008
Period end RMB : US$1 exchange rate	6.8448	6.8540
Average period RMB : US$1 exchange rate	6.8432	7.0502

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

•

Fair value measurement

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (FAS 157), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective January 1, 2009, the Company adopted SFAS 157 for all non-financial instruments accounted for at fair value on a non-recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Effective April 1, 2009, the Company adopted FASB FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Adoption of the FSP had an insignificant effect on the Company’s financial statements.

FAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, FAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. FAS 157 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

For financial assets and liabilities, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

•

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting.” (“FAS 107”) This FSP requires publicly-traded entities to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FAS 107. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 for the period ended June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of FAS 165 for the quarter ended June 30, 2009. The adoption of FAS 165 did not have a material effect on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140” (“FAS 166”). FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“FAS 168”). FAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standard Codification ™ ” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

in the Codification will become nonauthoritative. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement, and has determined that it will not have a significant impact on the determination or reporting of the financial results.

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

As of June 30, 2009, the Company had surety and tendering guarantees outstanding resulting in restricted cash with approximately $1,574,490 from customer collateral and $1,237,015 for escrow deposits at the bank.

NOTE－6

PREPAYMENTS AND OTHER RECEIVABLE

Prepayments and other receivable consisted of the followings:

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Prepayments	$113,419	$45,864
Utility and rental deposits	53,324	66,466
Advances to employees	7,430	4,145
Other receivables	7,453	9,702
	$181,626	$126,177

NOTE－7

LOAN RECEIVABLE

On May 13, 2008, the Company advanced $1,899,030 (equivalent to RMB13,000,000) to a third party in a term of 10 months, receivable by March 12, 2009, carried with an interest rate of 3.12% per annum payable at due date. On March 13, 2009 and March 23, 2009, the Company agreed with the extension of the repayment terms, whereas $1,168,634 (equivalent to RMB8,000,000) will be repayable on June 12, 2009 and the remaining balance of $730,396 (equivalent to RMB5,000,000) will be repayable on June 23, 2009, subject to the same interest rate of 3.12% per annum receivable upon the maturity. For the six months ended June 30, 2009, the Company recognized interest income of $30,395 on loan receivable.

In April, the Company received the partial repayment of $293,020 (RMB2,000,000). In June 2009, the Company renewed the note receivable of $1,636,688 (equivalent to RMB11,000,000) with the new repayment terms of the maturity due on September 30, 2009.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE－8

ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable consisted of following:

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Business tax payable	$14,465	$10,191
Reserve for guarantee losses	328,717	218,844
Accrued payroll and employee welfare	77,024	123,068
Accrued operating expenses	23,744	76,907
Other tax payable	9,015	9,276
Other payable	884	2,582
	$453,849	$440,868

NOTE－9

INCOME TAXES

For the period ended June 30, 2009 and 2008, the local (United States) and foreign components of income from operations before income taxes were comprised of the following:

	Six months ended June 30,
	2009	2008
Tax jurisdictions from:
– Local	$-	$-
– Foreign	189,118	367,509
Income before income taxes	$189,118	$367,509

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2009	2008
Current:
– Local	$-	$-
– Foreign	3,116	50,961

Deferred:
– Local	-	-
– Foreign	6,668	-
Provision for income taxes	$9,784	$50,961

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has operations in various countries: United States, BVI and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

CCG is registered and operates in Shenzhen City, the PRC and is recognized as “Enterprise Located in Special Economic Zone”. As a result, the Company is entitled to Corporate Income Taxes (“CIT”) at a preferential tax rate of 15%. During the period ended June 30, 2009, the Company has established various provincial and municipal branches, as well as representative offices in the PRC, which are generally subject to the statutory tax rate of 25% (2008: 25%).

CCG is registered and operates in Shenzhen City, the PRC and is recognized as “Enterprise Located in Special Economic Zone”. As a result, the Company is entitled to Corporate Income Taxes (“CIT”) at a preferential tax rate of 15%. Under a transitional policy under the CIT Law, CCG continues to enjoy the unexpired tax holiday in a special economic zone in Shenzhen City and its applicable tax rate is increased progressively to 25% over a 5-years’ period, starting from January 1, 2008.

The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2009 and 2008 is as follows:

	Six months ended June 30,
	2009	2008

Income before income taxes	$189,118	$367,509
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	47,280	91,877

Effect of tax holiday	(2,096)	(67,083)
Effect of non-taxable items	(101,216)	(17,133)
Effect of non-deductible items	65,816	43,300
Income tax expense	$9,784	$50,961

As of June 30, 2009, the Company has recognized a deferred tax liability of $6,666 relating to interest income from loan receivable.

NOTE－10

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

For the three and six months ended June 30, 2009 and 2008, there was no customer who accounts for 10% or more of the Company’s revenues.

(b)

Major vendors

For the three and six months ended June 30, 2009 and 2008, there was no vendor who accounts for 10% or more of the Company’s purchases.

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

NOTE－11

COMMITMENTS AND CONTINGENCIES

(a)

Operating lease commitments

The Company was committed under various non-cancelable operating leases with fixed monthly rentals, due through June 2010. Total rent expenses for the six months ended June 30, 2009 and 2008 was $148,739 and $130,079.

As of June 30, 2009, the Company has future minimum rental payments of $199,206 within the next 12 months, under these non-cancelable operating leases.

(b)

Guarantees

As of June 30, 2009, the Company has 1,154 surety and tendering guarantees outstanding. If the Company’s customers fail to complete their performance obligation in a timely manner so that the Company is obligated to pay on its guarantees, the Company would have the maximum potential amount of future payments of approximately $152,422,012 (RMB1,043,298,186) in total.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Reserve for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through June 30, 2009. However, the uncertainty in macroeconomic factors and the uncertainty of the effect of any current or future government actions to the global economic crisis make forecasting of default rates increasingly imprecise. The Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. For the period ended June 30, 2009 and 2008, the Company experienced no actual guarantee loss claims. At June 30, 2009, the Company has accrued $328,717 on the reserve for guarantee losses for any potential claims.

---

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2009 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2008 AND THREE MONTHS ENDED JUNE 30, 2009 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2008

Net revenue: Net revenue for the six months ended June 30, 2009, was $1,655,863 as compared to $1,527,036 for the same period in 2008. The increase of $128,827 or approximately 8% was due to significant year-over-year growth of our customer base in the tender and surety guarantee business and market share in China. The gross margin decreased to 73% from 77% for the six months ended June 30, 2009, due to the percentage of the guarantee fee income that without cost was decreased and the percentage of guarantee fee income that with cost was increased.

Net revenue for the three months ended June 30, 2009, was $928,447 as compared to $923,633 for the same period in 2008. The increase of $4,814 or approximately 0.5% was due to significant year-over-year growth of our customer base in the tender and surety guarantee business and market share in China. The gross margin decreased to 72% from 82% for the three months ended June 30, 2009, due to the percentage of the guarantee fee income that without cost was decreased and the percentage of guarantee fee income that with cost was increased.

Net income before tax: Net income before tax for the six months ended June 30, 2009 was $189,118 compared to $367,509 for the same period in 2008. The decrease in the pre-tax profit was primarily due to the provision of guarantee loss, increases in wages and salaries and other operating expenses incurred in conjunction with the expansion of business operations.

Net income before tax for the three months ended June 30, 2009 was $176,483 compared to $305,987 for the same period in 2008. The decrease in the pre-tax profit was primarily due to the provision of guarantee loss, increases in wages and salaries and other operating expenses incurred in conjunction with the expansion of business operations.

Operating expenses: Total operating expenses for the six months and three months ended June 30, 2009 were $1,005,099 and $487,059, as compared to $785,747 and $424,953 for the six and three months period ended June 30, 2008 respectively. The increase of $219,352 (or approximately 28%) and $62,106 (or approximately 15%) was mainly due to the following factors:

(1)

Reserve for guarantee losses $109,597 for the six months ended and $54,825 for the three months ended June 30, 2009 and none for the same period in 2008.

(2)

Depreciation expenses increased $14,776 or 56% for the six months ended and $4,485 or 28% for the three months ended June 30, 2009. The increase was due to our acquisition of additional fixed assets during the year of 2008.

(3)

Wages, salaries and staff pension increased $62,443 or 16% for the six months ended and $10,393 or 5% for the three months ended June 30, 2009. The increase in wages, salaries and staff pension was mainly due to increases in employee of headcounts and pay rates as a result of expansion of our business.

(4)

Rent increased $18,660 or 14% for the six months ended and decreased $ 6,478 or 9% for the three months ended June 30, 2009. The increase in rent for the six months ended June 30, 2009 was mainly due to expansion of the business and which was related to revenue growth. The decrease in rent for the three months ended June 30, 2009 was mainly due to some branches rent was reduced because of the macroeconomic factors.

We anticipate that our operating expenses will increase in future periods, as we increase sales and marketing operations, and fulfill our obligation as a listing company under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, guarantee fee receivable was $46,911 as compared to $17,553 for the year ended December 31, 2008. As of June 30, 2009, customer collateral was $1,574,490, as compared to the year ended December 31, 2008 balances of $2,102,665. These changes were due to the increase of the tender and surety guarantee business.  As of June 30, 2009, deferred revenue was $204,601 as compared to $401,259 for the year ended December 31, 2008.

For the six months ended June 30, 2009, cash used in operating activities totaled $86,469. This was primarily due to the decreases in deferred revenue, accounts payable, and increases in accounts receivable, prepayments and other receivables.

For the six months ended June 30, 2009, cash provided by investing activities amounted to $320,160. The receipt of funds was mainly due to the decrease of change in restricted cash, net of customer collateral, and the repayment from loan receivable.

For the six months ended June 30, 2009, we owed $59,516 to Mr. Mengyu Tong, a director. These loans are unsecured, interest-free, and have no fixed repayment terms.

For the six months ended June 30, 2009, our balance sheet reflects total assets of $5,368,229 and total liabilities of $2,346,048. We had cash and cash equivalents of approximately $323,919 as of June 30, 2009.

For the six months ended June 30, 2009, we had surety and tendering guarantees outstanding resulting in restricted cash of approximately $1,574,490 from customer collateral and $1,237,015 for escrow deposits at the bank. Restricted cash represents (i) funds received from customers for the purpose of trust deposits held at the banks by the Company to pledge against the surety and tendering guarantee during the contractual guarantee period and (ii) escrow deposits as security to the bank for the provision of banking surety guarantee service. Such restricted cash under item (i) is an asset of the Company and is recorded as customer collateral payable to the customers upon the expiry of the guarantee contracts.

On May 13, 2008, the Company advanced $1,899,030 (equivalent to RMB13,000,000) to a third party in a term of 10 months, receivable by March 12, 2009, carried with an interest rate of 3.12% per annum payable at due date. This was a loan made in the ordinary course of the Company’s business.  On March 13, 2009 and March 23, 2009, the Company agreed with the extension of the repayment terms, whereas $1,168,634 (equivalent to RMB8,000,000) will be repayable on June 12, 2009 and the remaining balance of $730,396 (equivalent to RMB5,000,000) will be repayable on June 23, 2009, subject to the same interest rate of 3.12% per annum receivable upon the maturity. For the six months ended June 30, 2009, the Company recognized interest income of $30,395 on loan receivable.

In April, the Company received the partial repayment of $293,020 (RMB2,000,000). In June 2009, the Company renewed the note receivable of $1,636,688 (equivalent to RMB11,000,000) with the new repayment terms of the maturity due on September 30, 2009. At August 11, 2009, we received a repayment confirmation signed by the independent third party promise to repay the loan and accumulated interest before the end of September 30, 2009.  The management has confidence that the loan will be settled before the end of third quarter..

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

As discussed in Note 3 to the Company’s financial statements for the six months ended June 30, 2009,  the Company has a negative operating cash flow of $86,469, and as of June 30, 2009, it had an  accumulated deficit of $224,865. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its stockholders, the ability to obtain necessary additional financing to sustain operations and the attainment of profitable operations.

Although uncertainties continue to exist, Management believes it is taking the steps necessary to insure that the Company will continue as a going concern, and believes that the Company’s financial condition is improving.  For example, the negative operating cash flow of $86,469 for the six months ended June 30, 2009, reflects a reduction of $288,352, or approximately 77%, as compared to negative operating cash flow of $323,919 for the six months ended June 30, 2008.  In addition, the accumulated deficit of $224,865 as of June 30, 2009, reflects a reduction of $179,334, or approximately 44%, as compared to the accumulated deficit of $404,199 as of December 31, 2008.

.

For the six months ended June 30, 2009, we had total future lease commitments under non-cancellable operating leases of $199,206. We currently have working capital sufficient to fund these lease commitments.

For the six months ended June 30, 2009, we had contingent liabilities in respect of guarantees granted under the surety and tendering guarantee services business in the aggregate amount of $152,422,012. As of June 30, 2009, we had 1,154 surety and tendering guarantees outstanding. If all our customers fail to complete their performance obligation in a timely manner so that we are obligated to pay on our guarantees, we would have a maximum potential liability of an aggregate of approximately $152,422,012 (RMB1,043,298,186).  We have significant concentration of risk related to our guarantees of potential loss if our customers fail to complete their performance obligations under the surety guarantees in a timely manner.  To reduce these potential losses, we hold collateral in the form of cash equivalents, which are reflected in customer collateral on the balance sheets as they are held in restricted cash in our name.

Reserve for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through June 30, 2009. However, the uncertainty in macroeconomic factors and the uncertainty of the effect of any current or future government actions to the global economic crisis make forecasting of default rates increasingly imprecise. The Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. For the period ended June 30, 2009 and 2008, the Company experienced no actual guarantee loss claims. At June 30, 2009, the Company has accrued $328,717 on the reserve for guarantee losses for any potential claims.

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and chief financial officer also concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

SINO ASSURANCE INC.

(Registrant)

By: /s/ Guokang Tu, Chief Executive Officer and Chairman

Date:  August 15, 2009

By: /s/ Mengyou Tong, Chief Financial Officer

Date:  August 15, 2009

By: /s/ Beiquan Ling, Chief Operating Officer

August 15, 2009