Form 10-Q
period 2009-09-30
SINO ASSURANCE INC.
filed 2009-11-13
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 30, 2009, there were 60,000,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

TABLE OF CONTENTS

3

PART 1 - FINANCIAL INFORMATION

4

ITEM 1.  FINANCIAL STATEMENTS

4

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  22

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

27

ITEM 4(T). CONTROLS AND PROCEDURES

27

ITEM 1. LEGAL PROCEEDINGS

28

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

28

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

28

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

28

ITEM 5. OTHER INFORMATION

28

ITEM 6. EXHIBITS

28

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

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,038,870	$90,158
Restricted cash	3,310,160	3,367,033
Guarantee fee receivable	318,849	17,553
Income tax receivable	-	55,105
Prepayments and other receivable	162,981	126,177
Loan receivable	1,053,411	1,896,650
Total current assets	5,884,271	5,552,676

Non-current assets:
Plant and equipment, net	295,340	361,293
TOTAL ASSETS	$6,179,611	$5,913,969

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable, trade	$18,583	$70,752
Advances from customers	23,052	-
Customer collateral	1,621,399	2,102,665
Deferred revenue	264,791	401,259
Amount due to related parties	59,579	59,434
Income tax payable	91,613	-
Deferred tax liabilities	6,673	-
Accrued liabilities and other payable	553,140	440,868
Total current liabilities	2,638,830	3,074,978

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 60,000,000 and 60,000,000 shares issued and outstanding as of September 30, 2009 and December 31, 2008	60,000	60,000
Additional paid-in capital	2,915,121	2,915,121
Accumulated other comprehensive income	171,227	163,839
Statutory reserve	104,230	104,230
Retained earnings (accumulated deficit)	290,203	(404,199)
Total stockholders’ equity	3,540,781	2,838,991
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,179,611	$5,913,969

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

REVENUES, NET
Guarantee fee income	$1,708,504	$566,273	$3,299,825	$2,085,531
Interest income	25,628	20,140	90,170	27,918

Total revenues, net	1,734,132	586,413	3,389,995	2,113,449

COST OF REVENUE	420,271	163,963	870,701	514,182

GROSS PROFIT	1,313,861	422,450	2,519,294	1,599,267

Operating expenses:
Depreciation	20,284	17,822	61,386	44,148
Selling, general and administrative	576,298	613,197	1,430,698	1,372,546
Reserve for guarantee losses	56,359	238	165,956	22,153
Total operating expenses	652,941	631,257	1,658,040	1,438,847

INCOME (LOSS) FROM OPERATIONS	660,920	(208,807)	861,254	160,420

Other income (expense):
Other income	-	-	2,288	-
Other expense	(1,589)	(3,562)	(15,093)	(5,280)

INCOME (LOSS) BEFORE INCOME TAXES	659,331	(212,369)	848,449	155,140

Income tax expense	(144,262)	(14,825)	(154,047)	(65,786)

NET INCOME (LOSS)	$515,069	$(227,194)	$694,402	$89,354

Other comprehensive income:
- Foreign currency translation gain	3,532	11,871	7,388	123,170

COMPREHENSIVE INCOME (LOSS)	$518,601	$(215,323)	$701,790	$212,524

Net income (loss) per share – basic and diluted	$0.01	$(0.00)	$0.01	$0.00

Weighted average shares outstanding during the period – basic and diluted	60,000,000	60,000,000	60,000,000	60,000,000

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$694,402	$89,354
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	61,386	44,148
Loss on disposal of plant and equipment	7,490	1,852
Reserve for guarantee losses	165,956	-
Deferred tax expense	6,669	-
Changes in operating assets and liabilities:
Guarantee fee receivable	(301,037)	1,079
Income tax receivable	55,199	-
Prepayments and other receivable	(36,472)	(138,133)
Accounts payable, trade	(52,304)	122,524
Advances from customers	23,035	-
Deferred revenue	(137,342)	192,458
Income tax payable	91,548	(105,779)
Accrued liabilities and other payable	(54,833)	25,128

Net cash provided by operating activities	523,697	232,631

Cash flows from investing activities:
Change in restricted cash, net of customer collateral	(421,022)	(354,047)
Repayment from (payment on) loan receivable	847,233	(1,143,037)
Proceeds from disposal of plant and equipment	835	-
Purchase of plant and equipment	(2,929)	(217,476)

Net cash provided by (used in) investing activities	424,117	(1,714,560)

Cash flows from financing activities:
Advances from stockholders	-	2,042,322

Net cash provided by financing activities	-	2,042,322

Effect of exchange rate changes in cash and cash equivalents	898	20,498

NET CHANGE IN CASH AND CASH EQUIVALENTS	948,712	580,891

BEGINNING OF PERIOD	90,158	136,496

END OF PERIOD	$1,038,870	$717,387

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$3,116	$171,565
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Retained earnings/ (Accumulated deficit)	Total stockholders’ equity
	No. of shares	Amount

Balance as of January 1, 2009	60,000,000	$60,000	$2,915,121	$163,839	$104,230	$(404,199)	$2,838,991

Net income for the period	-	-	-	-	-	694,402	694,402

Foreign currency translation adjustment	-	-	-	7,388	-	-	7,388
Balance as of September 30, 2009	60,000,000	$60,000	$2,915,121	$171,227	$104,230	$290,203	$3,540,781

See accompanying notes to condensed consolidated financial statements

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

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

In the opinion of management, the consolidated balance sheet as of December 31, 2008 which has been derived from the audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any future period.

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

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

Depreciation expenses for the three months ended September 30, 2009 and 2008 were $20,284 and $17,822, respectively.

Depreciation expenses for the nine months ended September 30, 2009 and 2008 were $61,386 and $44,148, respectively.

•

Impairment of long-life assets

Long-lived assets primarily include plant and equipment. In accordance with the provisions of Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value using an undiscounted cash flow analysis. There has been no impairment as of September 30, 2009.

•

Revenue recognition

In accordance with the ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

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

The Company follows ASC Topic 605-20-25-8, “Fees for Guaranteeing a Loan” and recognizes the guarantee fee income over the term of the contract on a straight line basis, net of business taxes, the price to the client is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

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

•

Reserve for guarantee losses

In connection with the nature of its guarantor business, the Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

period in which those differences arise or are identified. Reserve for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through September 30, 2009.

For the three and nine months ended September 30, 2009, the Company has recognized $56,359 and $165,956, respectively on the reserve for guarantee losses for any potential claims.

•

Income taxes

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the nine months ended September 30, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2009, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in its own jurisdiction. As a result of its business activities, the Company files separate tax returns that are subject to examination by the foreign tax authorities.

•

Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

•

Net (loss) income per share

The Company calculates net (loss) income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

In general, for consolidation purposes, assets and liabilities of its operating entity whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign entities are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	September 30, 2009	September 30, 2008
Period end RMB : US$1 exchange rate	6.8376	6.8551
Average period RMB : US$1 exchange rate	6.8425	6.9989

•

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment.

•

Fair value measurement

ASC Topic 820, “Fair Value Measurements and Disclosures” ("ASC 820"), establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a li

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

ability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

•

Financial instruments

Cash and cash equivalents, guarantee fee receivable, accounts payable, advances from customers, customer collateral, deferred revenue and amount due to related parties are carried at cost which approximates fair value. The estimated fair value of loan receivable was $1.1 million and $1.9 million as of September 30, 2009 and December 31, 2008, respectively, based on current market prices or interest rates. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

•

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s condensed consolidated financial statements.

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of ASC 825-10.

In April 2009, the FASB issued FSP APB No. 28-1, “Interim Financial Reporting” (“ASC 825-10”). ASC 825-10 requires the fair value of financial instruments disclosure in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s condensed consolidated financial statements as a result of the adoption of ASC 825-10.

The Company adopted, ASC Topic 855-10, “Subsequent Events” (formerly SFAS 165, “Subsequent Events”) effective April 1, 2009. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

In June 2009, the FASB finalized SFAS No. 167, “Amending FASB interpretation No. 46(R)”, which was included in ASC Topic 810-10-05 “Variable Interest Entities”. The provisions of ASC Topic 810-10-05 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its consolidated financial statements.

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s condensed consolidated financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value ”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its condensed consolidated financial statements.

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

As of September 30, 2009, the Company had surety and tendering guarantees outstanding resulting in restricted cash with approximately $1,621,399 from customer collateral and $1,688,761 for escrow deposits at the bank.

NOTE－6

PREPAYMENTS AND OTHER RECEIVABLE

Prepayments and other receivable consisted of the followings:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Prepayments	$94,206	$45,864
Utility and rental deposits	53,925	66,466
Advances to employees	5,198	4,145
Other receivables	9,652	9,702
	$162,981	$126,177

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE－7

LOAN RECEIVABLE

On May 13, 2008, the Company advanced $1,899,030 (equivalent to RMB13,000,000) to a third party in a term of 10 months, receivable by March 12, 2009, carried with an interest rate of 3.12% per annum payable at due date. On March 13, 2009 and March 23, 2009, the Company agreed with the extension of the repayment terms, whereas $1,168,634 (equivalent to RMB8,000,000) will be repayable on June 12, 2009 and the remaining balance of $730,396 (equivalent to RMB5,000,000) will be repayable on June 23, 2009, subject to the same interest rate of 3.12% per annum payable upon the maturity. For the nine months ended September 30, 2009, the Company recognized interest income of $29,638 on loan receivable.

In April and September 2009, the Company received the partial repayment of $293,020 (RMB2,000,000) and $585,000 (RMB4,000,000) respectively. In October 2009, the Company restructured the note receivable of $1,023,773 (equivalent to RMB7,000,000) with the extension of the repayment terms, subject to interest rate of 3.12% per annum payable upon the maturity due December 31, 2009.

NOTE－8

ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable consisted of following:

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Business tax payable	$44,446	$10,191
Reserve for guarantee losses	385,451	218,844
Accrued payroll and employee welfare	94,460	123,068
Accrued operating expenses	13,795	76,907
Other tax payable	13,115	9,276
Other payable	1,873	2,582
	$553,140	$440,868

NOTE－9

INCOME TAXES

For the period ended September 30, 2009 and 2008, the local (United States) and foreign components of income from operations before income taxes were comprised of the following:

	Nine months ended September 30,
	2009	2008
Tax jurisdictions from:
– Local	$-	$-
– Foreign	848,449	155,140
Income before income taxes	$848,449	$155,140

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2009	2008
Current:
– Local	$-	$-
– Foreign	147,378	65,786

Deferred:
– Local	-	-
– Foreign	6,669	-
Provision for income taxes	$154,047	$65,786

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

CCG is registered and operates in Shenzhen City, the PRC and is recognized as “Enterprise Located in Special Economic Zone”. As a result, the Company is entitled to Corporate Income Taxes (“CIT”) at a preferential tax rate of 15%. During the period ended September 30, 2009, the Company has established various provincial and municipal branches, as well as representative offices in the PRC, which are generally subject to the statutory tax rate of 25% (2008: 25%). Under a transitional policy under the CIT Law, CCG will continue to enjoy the unexpired tax holiday in a special economic zone in Shenzhen City and its applicable tax rate will be increased progressively to 25% over a 5-years’ period, starting from January 1, 2008.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2009 and 2008 is as follows:

	Nine months ended September 30,
	2009	2008

Income before income taxes	$848,449	$155,140
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	212,112	38,785

Effect of tax holiday	(26,226)	(10,709)
Operating loss carry forward	-	16,501
Effect of non-taxable items	(35,076)	-
Effect of non-deductible items	3,237	21,209
Income tax expense	$154,047	$65,786

As of September 30, 2009, the Company has recognized a deferred tax liability of $6,673 relating to interest income from loan receivable.

NOTE－10

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers

For the three and nine months ended September 30, 2009 and 2008, there was no customer who accounts for 10% or more of the Company’s revenues.

(b)

Major vendors

For the three and nine months ended September 30, 2009 and 2008, there was no vendor who accounts for 10% or more of the Company’s purchases.

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

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

NOTE－11

COMMITMENTS AND CONTINGENCIES

(a)

Operating lease commitments

The Company was committed under various non-cancelable operating leases with fixed monthly rentals, due through September 2010. Total rent expenses for the nine months ended September 30, 2009 and 2008 was $230,574 and $247,606.

As of September 30, 2009, the Company has future minimum rental payments of $153,809 within the next 12 months, under these non-cancelable operating leases.

(b)

Guarantees

As of September 30, 2009, the Company has 908 surety and tendering guarantees outstanding. If the Company’s customers fail to complete their performance obligation in a timely manner so that the Company is obligated to pay on its guarantees, the Company would have the maximum potential amount of future payments of approximately $127,895,428 (RMB874,497,781) in total.

Reserve for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through September 30, 2009. However, the uncertainty in macroeconomic factors and the uncertainty of the effect of any current or future government actions to the global economic crisis make forecasting of default rates increasingly imprecise. The Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. For the period ended September 30, 2009 and 2008, the Company experienced no actual guarantee loss claims. At September 30, 2009, the Company has accrued $385,451 on the reserve for guarantee losses for any potential claims.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE－12

SUBSEQUENT EVENTS

The Company evaluated subsequent events through November 13, 2009, the date the financial statements were issued, and there were no subsequent events which impacted the Company’s financial position or results of operations as of September 30, 2009 or which required disclosure.

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

-

Further enlarging the target consumer group: New products are designed for enterprises on the basis of sales of individual job-seeker product in 2009, we will make every effort to enlarge the core consumer group (enterprises) of employee guarantee.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2008 AND THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2008

Net revenue: Net revenue for the nine months ended September 30, 2009, was $3,389,995 as compared to $2,113,449 for the same period in 2008. The increase of $1,276,546 or approximately 60% was due to significant year-over-year growth of our customer base in the tender and surety guarantee business and market share in China. The gross margin decreased to 74% from 76% for the nine months ended September 30, 2009, due to  a decrease in the percentage of guarantee fee income that was  received without cost.  .

Net revenue for the three months ended September 30, 2009, was $1,734,132 as compared to $586,413 for the same period in 2008. The increase of $1,147,719 or approximately 196% was due to significant year-over-year growth of our customer base in the tender and surety guarantee business and market share in China. The gross margin increased to 76% from 72% for the three months ended September 30, 2009, due to the tightening of control of our cost of sales.

Net income before tax: Net income before tax for the nine months ended September 30, 2009 was $848,449 compared to $155,140 for the same period in 2008. The increase in the pre-tax profit was mainly due to increase in guarantee fee income from increasing business referral by banks.

Net income before tax for the three months ended September 30, 2009 was $659,331 compared to a loss of $212,369 for the same period in 2008. The increase in the pre-tax profit was mainly due to an increase in guarantee fee income from increasing business referral by banks.

Operating expenses: Total operating expenses for the nine months and three months ending September 30, 2009 were $1,658,040 and $652,941, as compared to $1,438,847 and $631,257 for the nine and three months period ended September 30, 2008 respectively. The increase of $219,193 (or approximately 15%) and $21,684 (or approximately 3%) was mainly due to the following factors:

(1)

Reserve for guarantee losses increased $143,803 or 649% for the nine months ended and $56,121 or 23,580% for the three months ended September 30, 2009. The increase due to increase of guarantee fee income for the same period.

(2)

Depreciation expenses increased $17,238 or 39% for the nine months ended and $2,462 or 14% for the three months ended September 30, 2009. The increase was due to our acquisition of additional fixed assets during the year of 2008.

(3)

Wages, salaries and staff pension increased $36,877 or 5% for the nine months ended was mainly due to increases in employee of headcounts and pay rates as a result of expansion of our business. Wages, salaries and staff pension decreased $19,747 or 6% for the three months ended September 30, 2009 was mainly due to tightening of control in employee of headcounts and pay rates.

(4)

Rent decreased $17,032 or 7% for the nine months ended and decreased $37,706 or 32% for the three months ended September 30, 2009. The decrease in rent for the nine months and three months ended September 30, 2009 was mainly due to some branches rent was reduced because of the macroeconomic factors.

We anticipate that our operating expenses will increase in future periods, as we increase sales and marketing operations, and fulfill our obligation as a listing company under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, guarantee fee receivable was $318,849 as compared to $17,553 for the year ended December 31, 2008. As of September 30, 2009, customer collateral was $1,621,399, as compared to the year ended December 31, 2008 balances of $2,102,665. These changes were due to the increase of the tender and surety guarantee business.  As of September 30, 2009, deferred revenue was $264,791 as compared to $401,259 for the year ended December 31, 2008.

For the nine months ended September 30, 2009, cash provided by operating activities totaled $523,697. This was primarily due to increase in net income for the period plus an increase in advance from customers and income tax payable which was partially offset by the increase in guarantee fee receivable, prepayment and other receivable and the decrease in trade payables, deferred revenue, accrued liabilities and other payable.

For the nine months ended September 30, 2009, cash provided by investing activities amounted to $424,117. The receipt of funds was mainly due to the repayment from loan receivable and partially offset by the increase of change in restricted cash, net of customer collateral.

For the nine months ended September 30, 2009, we owed $59,579 to Mr. Mengyu Tong, a director. These loans are unsecured, interest-free, and have no fixed repayment terms.

For the nine months ended September 30, 2009, our balance sheet reflects total assets of $6,179,611 and total liabilities of $2,638,830. We had cash and cash equivalents of approximately $1,038,870 as of September 30, 2009.

For the nine months ended September 30, 2009, we had surety and tendering guarantees outstanding resulting in restricted cash of approximately $1,621,399 from customer collateral and $1,688,761 for escrow deposits at the bank. Restricted cash represents (i) funds received from customers for the purpose of trust deposits held at the banks by the Company to pledge against the surety and tendering guarantee during the contractual guarantee period and (ii) escrow deposits as security to the bank for the provision of banking surety guarantee service. Such restricted cash under item (i) is an asset of the Company and is recorded as customer collateral payable to the customers upon the expiry of the guarantee contracts.

On May 13, 2008, the Company advanced $1,899,030 (equivalent to RMB13,000,000) to a third party in a term of 10 months, receivable by March 12, 2009, carried with an interest rate of 3.12% per annum payable at due date. On March 13, 2009 and March 23, 2009, the Company agreed with the extension of the repayment terms, whereas $1,168,634 (equivalent to RMB8,000,000) will be repayable on June 12, 2009 and the remaining balance of $730,396 (equivalent to RMB5,000,000) will be repayable on June 23, 2009, subject to the same interest rate of 3.12% per annum payable upon the maturity. For the nine months ended September 30, 2009, the Company recognized interest income of $29,638 on loan receivable.

In April and September 2009, the Company received the partial repayment of $293,020 (RMB2,000,000) and $585,000 (RMB4,000,000) respectively. In October 2009, the Company restructured the note receivable of $1,023,773 (equivalent to RMB7,000,000) with the extension of the repayment terms, subject to interest rate of 3.12% per annum payable upon the maturity due December 31, 2009.

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

For the nine months ended September 30, 2009, we had total future lease commitments under non-cancellable operating leases of $153,809. We currently have working capital sufficient to fund these lease commitments.

For the nine months ended September 30, 2009, we had contingent liabilities in respect of guarantees granted under the surety and tendering guarantee services business in the aggregate amount of $127,895,428. As of September 30, 2009, we had 908 surety and tendering guarantees outstanding. If all our customers fail to complete their performance obligation in a timely manner so that we are obligated to pay on our guarantees, we would have a maximum potential liability of an aggregate of approximately $127,895,428 (RMB874,497,781).  We have significant concentration of risk related to our guarantees of potential loss if our customers fail to complete their performance obligations under the surety guarantees in a timely manner.  To reduce these potential losses, we hold collateral in the form of cash equivalents, which are reflected in customer collateral on the balance sheets as they are held in restricted cash in our name.

Reserve for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through September 30, 2009. However, the uncertainty in macroeconomic factors and the uncertainty of the effect of any current or future government actions to the global economic crisis make forecasting of default rates increasingly imprecise. The Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. For the period ended September 30, 2009 and 2008, the Company experienced no actual guarantee loss claims. At September 30, 2009, the Company has accrued $385,451 on the reserve for guarantee losses for any potential claims.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 3 of the Notes to Financial Statements in this Form 10-Q and Note 3 of the Notes to

Consolidated Financial Statements in our 2008 Form 10-K.

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and chief financial officer also concluded that our disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

SINO ASSURANCE INC.

(Registrant)

By: /s/ Guokang Tu, Chief Executive Officer and Chairman

Date:  November 13, 2009

By: /s/ Mengyou Tong, Chief Financial Officer

Date:  November 13, 2009

By: /s/ Beiquan Ling, Chief Operating Officer

Date:  November 13, 2009