Form 10-K
period 2009-12-31
SINO ASSURANCE INC.
filed 2010-03-31
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number 0-50002

SINO ASSURANCE INC.

 (Exact name of registrant as specified in its charter)

Delaware	52-2175896
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

17th Floor, 6009 Yitian Road, New World Center, Futian District, Shenzhen, People’s Republic of China
(Address of principal executive office)

Registrant’s telephone number, including area code: 86-0755-82520166

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

 Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  0

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  60,000,000 shares of the registrant’s common stock, $0.001 par value common stock outstanding as of March 26, 2010.

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

INDEX

PART I

4

ITEM 1. BUSINESS

4

ITEM 1A. RISK FACTORS

10

ITEM 1B. UNRESOLVED STAFF COMMENTS

17

ITEM 2. PROPERTIES

17

ITEM 3. LEGAL PROCEEDINGS

18

ITEM 4. (REMOVED AND RESERVED)

18

PART II

18

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  18

ITEM 6. SELECTED FINANCIAL DATA

18

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  19

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

27

ITEM 8. FINANCIAL STATEMENTS

28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  50

ITEM 9A(T). CONTROLS AND PROCEDURES

50

ITEM 9B. OTHER INFORMATION

51

PART III

51

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

51

ITEM 11. EXECUTIVE COMPENSATION

53

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  54

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE  55

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

55

PART IV

56

ITEM 15. EXHIBITS

56

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

LTL was founded in British Virgin Islands on January 23, 2008.  On August 1, 2008, LTL entered into an Exclusive Cooperation Agreement (the “Agreement”) with China Construction Guaranty Company Limited (“CCG”), a corporation incorporated in the People’s Republic of China which is engaged in the business of the construction and employees guaranty, pursuant to which the parties have agreed, among other things, that LTL will provide various services to CCG, including consulting services, training services, human resources for business development and other related services.

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

On August 27, 2008, the Company established a limited liability company namely Century Maker Limited in Hong Kong, for the purpose of holding 100% equity interest in Zhong Heng Jiang Investment Consulting (Shenzhen) Company Limited (“Zhong Heng Jiang”).

On October 21, 2009, the Company established a limited liability company namely Zhong Heng Jiang Investment Consulting (Shenzhen) Company Limited in the People’s Republic of China (the “PRC”), which is mainly engaged in the provision of business consulting service.

The Company, through its subsidiaries and variable interest entity, is principally engaged in the provision of surety and tendering guarantees service to corporations and individuals in the PRC.

As a result of the change of control, we plans to change the focus of its business operations to concentrate on the business activities carried on by LTL.

CCG is headquartered in Shenzhen China, and is in the business of providing a guarantee service to corporations and individuals in issuing and obtaining surety or tendering guarantees for this business operations and/or personal use.  The types of guarantees CCG provides include i) various project guarantees such as Project Bidding Guarantee, Performance Bond Guarantee, and Advance Payment Guarantee; and ii) employees guaranteed services such as Employees Behaviour Guarantee, Employees Secrecy Guarantee, and Employees Credit Guarantee to corporations and individuals via its 19 branches located throughout China such as Beijing, Guangzhou, Dalian, Hangzhou, Nanjing, Chengdu, Ningbo, Qingdao, Chongqing, Changsha and Wuhan etc.  In exchange for CCG’s guarantee services, customers pay CCG a certain percentage of the surety amount as an upfront fee.

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

CCG has 19 branches across 28 provinces and 660 cities in China. Its strong sales team will provide clients with the comprehensive and one-stop service from pre-sales, sales and after-sales service.

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

EMPLOYEES

At the time of this report, SNAS had 121 employees, including 63 in sales and operations, and 58 in supporting and administrative functions.

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

We might require additional financing to fund operations or potential acquisitions.  If financing is not available, we might not be able to grow as we plan

At December 31, 2009, we had cash and cash equivalents $559,105. However, in the future, we might be required to seek additional financing to fund operations or potential acquisition opportunities.  The recent downturn in the capital markets and the general economic slowdown could prevent us from raising additional capital or obtaining additional financing on favorable terms, if at all.  If we cannot raise sufficient capital, our ability to operate and to grow through acquisitions or otherwise respond to competitive pressures would be significantly limited.

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

Dependence on Key Personnel

The Company is highly dependent on the services of Guokang Tu, the Company’s Chairman, Chief Executive Officer and director, Mengyou Tong, the Company’s Chief Financial Officer, as well as other principal members of the Company’s management team. The Company’s executives not only manage the Company’s day to day business operations but are essential to the Company’s ability to establish and maintain relationships with its customers. The Company has no “key man” life insurance policies, although it may purchase such policies in the future. Continued growth and profitability will depend upon the Company’s ability to maintain its current leadership infrastructure and recruit and retain qualified and experienced executive personnel. Competition in the Company’s industry for executive-level personnel is strong and there can be no assurance that the Company will be able to hire, motivate and retain highly effective executive employees. If the Company fails to attract, integrate and retain the necessary personnel, its ability to maintain and build its business could suffer significantly.

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

Operating risk on loan business

Given that the demand for SME loans in future years is expected to remain high, the Company will study to put effort in financing service segment to capture such growth opportunity. However, the Company will continue being conservative in developing new business in order to maintain the quality of the loan portfolio. The Company will seek to explore new business to provide full spectrum of financial services to customers. We believe that this will greatly enhance the level of service that we provide to our customers in China and further expand our market share financing services business. Now the Company commence few business related to the loan borrowing but the China government not yet approves it. The Company is consulting the application of such kind of business for the approval by China government. Both the extent to which we are able to implement and the timing of its implementation will depend, largely, on the availability of working capital and the application approval from the China Government. Because there is no assurance that working capital and application approval will be available to us, there is also no assurance regarding the extent to which we will be able to implement our plan within the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

SNAS rents its facilities from companies owned by the third parties.  As of December 31, 2009, SNAS leased approximately 2,390 square meter of office space for its operations.  Its current leased properties are:

Location	Size	Description

Shenzhen, China	885 sq. m	Headquarters

Others, China	1,505 sq. m	Branches

SNAS’s current total rental payment for its facilities is approximately US$300,460 in the fiscal year 2009.  We intend to renew both of these leases upon their expiration.

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

ITEM 4. (REMOVED AND RESERVED)

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

As of December 31, 2009, SNAS had 60,000,000 shares of common stock issued and outstanding.  The shares are held by 127 stockholders of record.

SNAS currently has no securities authorized for issuance under any equity compensation plans.  SNAS has never declared any cash dividends on its common stock and does not anticipate declaring dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

I.

 Management Background of 2010

1.

Project Assured Guarantee System has been implemented deeply in China. Governmental policies also show steady growing support of this industry. Held on 25 August 2009 in Beijing, the “China Project Assured Guarantee Forum” organized and undertaken by the China Construction Association and Managing and Administrating Committee of Construction Enterprises respectively, marked the highest standard and the largest scale of the kind. Such a move also evidenced the acceleration of introducing the Project Assured Guarantee to the Chinese construction market.

2.

Based on the <<Global Construction Industry Forecast 2020>>, the construction industry will continue to boom in China, and China would surpass USA and become the world’s largest market leader in 2018. The forecast also indicated that the gross domestic product of the China’s construction market would near 2.4 trillion, attributable for 19.1% of the global construction market shares.

3.

Since the recent drought hits hard the southwestern and northwestern part of China, the ongoing South North Water Transfer Project would be injected with abundant funds, approximately 10 times of the total investment in the past 7 years.

4.

The Four Trillion Stimulus Plan is still driving the infrastructure construction sector towards a higher phase. It is assumed that in the first half of 2010, the amount of issued contract by rail sector is expected to reach its peak again and the growth rate of rail infrastructure investment would be at 20%. According to the State and local planning materials, the highway construction will continue to expand in 2010. The biggest growth would come from the Urban Rail Transit sector. Following the plan, the total length of Urban Rail Transit system would exceed two thousand kilometers at over RMB 800 billion investment before 2015.

5.

Economic recovery would lead to an increase of industrial fixed assets investment, thus helping the professional industrial engineering sector back to the ascending track.

II.   Market Opportunities

1.

Enabled by the constant penetration of the Project Assured Guarantee System and the accumulation of experience in the bank guarantee business of the Company’s branches, the further business development will come along with the growing brand popularity.

2.

South North Water Transfer Project would bring more revenue opportunities to the Company’s northwestern branches.

3.

According to the Strategic Development Plan published by the Ministry of Railways, the newly established branches in He Bei and Shaanxi would explore more market opportunities by placing extra attention to the railway bidding market.

4.

Based on the existing domestic banking guarantee service, the Company would cooperate with China Construction Bank to explore the oversea construction project guarantee market. Such an attempt is being performed in Southeastern Asia and Africa. This new business initiative would be promoted along with the rapid expansion of China’s construction industry into the global market.

5.

Economic recovery attracts huge investment into fixed assets and information technology sectors. This would create new business model, for example: advance payment guarantee in materials purchase transactions, technological performance guarantee in the integrated information system construction projects would all be revenue growth engines for the Company’s existing project guarantee business.

III. Expansion Plan and Safeguard Measures of 2010

Expansion Plan

1.

Following the trends of governmental investment into the infrastructure, business teams shall be reorganized to perform specific business tracking.

2.

To further strengthen the collaboration with China Construction Bank and Shanghai Pudong Development Bank, so that the existing business platform could be expanded, the credit facilities be increased and the steady and efficient business handling environments be ensured.

3.

To conduct market surveys in more China regions, to penetrate the business into wider areas within China, and to establish more branch offices which can be conducive to business growth.

4.

To expand the existing business coverage to a wider area by redefining the traditional project assured guarantee business to the comprehensive contract performance guarantee service. Benefiting from the quick recovery of the Chinese economy, more and more contractual parties start to concern about their contractual interests. This trend would result in an increase of contract performance guarantee service within the Company’s business scope.

5.

To take a close look at the China Construction Bank’s business expansion in the international construction market; to provide its clients with advance payment guarantee and the contract performance guarantee service to redefine the Company’s business scope.

Safeguard Measures

1.

Summarizing past experience in undertaking the engineering guarantee business for the self-learning within the Company to strengthen each branch’s risk perceiving abilities.

2.

Constantly perfecting the Company’s risk control system, paying attention to the building of risk control team, further formalizing the standard procedure of project operation, offering training and practicing sessions for the risk control team members from each branch, and performing consequent monitoring and examining procedures for the ongoing guarantee projects.

3.

Credit evaluating system shall be established for the Company’s existing clients whereby the highest guarantee limit can be tailored for different clients of different client reference to prevent risks.

4.

Irregular investigations shall be performed to evaluate different operational status, to collect any event of default among the peer industry and promptly send message to the Company group and therefore decline guarantee service to the clients concerned well in advance.

5.

Regular experience exchange among cooperative partners shall be arranged regularly so that the Company’s risk control standard could be improved.

We do not have any material off-balance sheet arrangements.

RESULTS OF OPERATIONS

Year Ended December 31, 2009 compared with 2008

Net revenue: Net revenue for the year ended December 31 2009, was $6,201,287 as compared to $2,626,380 for the same period in 2008. The increase of $3,574,907 or approximately 136% was due to achieved significant year-over-year growth of our customer base in the tender and surety guarantee business and market share in China. The gross margin increased to 77% from 73% for the year ended December 31, 2008, it was due to the percentage of the guarantee fee income without cost was increased, and tightening of control of our cost of sales.

Net income before tax: Net income before tax for the year ended December 31, 2009 was $2,602,750 compared to the net loss before tax $493,179 for the whole year of 2008. The increase was mainly due to increase in guarantee fee income by increasing bank referral business and employed more agents to promote guarantee business, and tightening of control of our selling, general and administrative expenses.

Operating expenses: Total operating expenses were $2,190,331 for year ended December 31, 2009, as compared to $2,389,789 for the same period in 2008.  The decrease of $199,458 or 8% was mainly due to decrease in reserve of guarantee losses, rent, travel expenses and listing related fee which partially offset by increase in staff cost and depreciation during the year. The reasons for the changes in the major items are as follows:

(1)

Reserve of guarantee losses - decrease by $111,175 or 52% from $215,448 in 2008 to $104,273 in 2009. The decrease was mainly due to over-provision in prior year.

(2)

Rent - decrease by $80,183 or 21% from $380,643 in 2008 to $300,460 in 2009. The decrease was mainly due to reduction the no. of branches during the year 2009.

(3)

Travel expenses - decrease by $38,087 or 60 % from $63,090 in 2008 to $25,003 in 2009. The decrease was mainly because of the result of the imposition of limitations on travel in order to reduce operating expenses.

(4)

Audit fee and other professional fee to fulfill the obligation as a listing company -decrease by $15,179 or 7 % from $219,597 in 2008 to $204,418 in 2009.  The decrease was mainly due to the discount provided by the services provider.

(5)

Depreciation - increase by $20,127 or 32 % from $63,380 in 2008 to $83,507 in 2009. The increase was primarily due to the addition of fixed assets during the year 2009.

(6)

Staff costs - increase by $14,846 or 1 % from $1,048,725 in 2008 to $1,063,571 in 2009. The increase was mainly due to increase in headcounts and pay rates during the year of 2009.

We anticipate that our operating expenses will increase in future periods, as we increase sales and marketing operations, and fulfill our obligation as a listing company under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For the year ended December 31, 2009, cash provided by operating activities totaled $2,658,199 compared to $40,631 for the fiscal year ended December 31, 2008. The receipt of funds was primarily due to net income for the year plus increase in income tax payable, accrued liabilities and other payable, decrease in guarantee fee receivable as well as increase in prepayment and other receivable and decrease in trade payable and deferred revenue.

For the year ended December 31, 2009, cash used in investing activities amounted to $2,189,731 compared to $2,122,287 for the fiscal year ended December 31, 2008. The use of funds was for the payment on loans receivable, as well as the change in restricted cash, net of customer collateral, which partially offset by the repayment from note receivable.

Assets and liabilities

For the year ended December 31, 2009, the Group’s balance sheet reflects total current assets of $9,843,314 and total current liabilities $5,112,414. These items increase by $4,290,638 (or 77%) and $2,037,436 (or 66%) respectively as compared to the year ended December 31, 2008. The increase of total current assets was mainly due to increase of cash and cash equivalents, restricted cash, loans receivable, prepayment and other receivable partially offset by decrease in guarantee fee receivable, note receivable and income tax receivable. The increase in total current liabilities was mainly due to increase in customer collateral, income tax payable, deferred tax liabilities, accrued liabilities and other payable partially offset by decrease in trade payable and deferred revenue.

As of December 31, 2009, guarantee fee receivable was $790 as compared to $17,553 for the same period in 2009. The decrease was mainly due to the settlement from customers before year ended. As of December 31, 2009, customer collateral was $3,729,734, as compared to December 31, 2008 balances of $2,102,665. The increase was mainly due to the increase of the tender and surety guarantee business.  As of December 31, 2009, deferred revenue was $364,636 as compared to $401,259 for the same period in 2008.  The decrease was due to the increase of surety guarantee business with the associated cost also increased.

The Company maintained cash and cash equivalent $559,105 as of December 31, 2009. The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the expansion of our operating capacity, and the continuing market acceptance of our services.

As of December 31, 2009, The Company owed $59,582 to Mr. Guokang Tu, a director. The loan was unsecured, interest-free with no fixed repayment term.

As of December 31, 2009, The Company had surety and tendering guarantees outstanding resulting in restricted cash with approximately $3,729,734 from customer collateral and $2,087,457 for escrow deposits at the bank. Restricted cash represents (i) fund received from customers for the purpose of trust deposits held at the banks by the Company to pledge against the surety and tendering guarantee under the contractual guarantee period and (ii) escrow deposits as security to the bank for the provision of banking surety guarantee service. Such restricted cash under item (i) is an asset of the Company and is recorded as customer collateral payable to the customers upon the expiry of the guarantee contracts.

On May 13, 2008, the Company advanced $1,899,030 (equivalent to RMB13,000,000) to a third party in a term of 10 months, receivable by March 12, 2009, with an interest rate of 3.12% per annum payable at due date. On March 13, 2009 and March 23, 2009, the Company agreed with the extension of the repayment terms, whereas $1,168,634 (equivalent to RMB8,000,000) will be repayable on June 12, 2009 and the remaining balance of $730,396 (equivalent to RMB5,000,000) will be repayable on June 23, 2009, subject to the same interest rate of 3.12%

per annum payable upon the maturity. The balance was fully received during the year ended December 31, 2009.

On October 31, 2009, the Company provided a loan sum of $877,552 (equivalent to RMB6,000,000) to Party A in a term of 12 months, receivable by October 30, 2010, with an interest rate of 2.52% per annum payable at its due date. The Company further provided installments loan on November 30 and December 31, 2009 under the same terms with the aggregate amount of $1,311,941 (equivalent to RMB8,970,000).

In December 2009, the Company also provided a loan sum of $1,073,539 (equivalent to RMB7,340,000) to Party B in a term of 12 months, receivable by December 31, 2010, with an interest rate of 2.52% per annum payable at its due date.

The aggregate loans and interest receivable as of December 31, 2009 amounted to $3,263,032 and $5,212, respectively.

For the year ended December 31, 2009, The Company had the total future lease commitments under non-cancellable operating leases are $305,754. The Company currently has working capital sufficient to fund these lease commitments.

As of December 31, 2009, The Company has contingent liabilities in respect of guarantees granted under the surety and tendering guarantee services business in the aggregate amount of $111,801,487. As of December 31, 2009, The Company has 822 surety and tendering guarantees outstanding. If all the Company’s customers fail to complete their performance obligation in a timely manner so that he Company is obligated to pay on its guarantees, the Company would have the maximum potential amount of future payments of approximately $111,801,487 (RMB764,409,125) in total. The Company has significant concentration risk related to its guarantees on potential loss if the customers fail to the completion of their performance obligation in a timely manner under the surety guarantees. To reduce these potential losses, the Company holds collateral in the form of cash equivalents, which are reflected in customer collateral on the balance sheets as they are held in restricted cash in the Company’s name.

Reserve for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through December 31, 2009. However, the uncertainty in macroeconomic factors and the uncertainty of the effect of any current or future government actions to the global economic crisis make forecasting of default rates increasingly imprecise. The Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. The Company have no actual guarantee loss claims for the years ended December 31, 2009. For the years ended December, 2008, the Company experienced actual guarantee loss claims $22,378. At December 31, 2009, the Company has accrued $323,717 on the reserve for guarantee losses for any potential claims.

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

Income taxes

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the periods reported, the Company did not have any interest and penalties associated with tax positions. As of year ended date, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in its own jurisdiction. As a result of its business activities, the Company files separate tax returns that are subject to examination by the foreign tax authorities.

Reserve for guarantee losses

In connection with the nature of its guarantor business, the Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. Reserve for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through December 31, 2009.

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

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries and VIE in the PRC maintains the books and records in their local currency, Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which its operation is conducted.

In general, for consolidation purposes, assets and liabilities of its operating entity whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign entities are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholders’ equity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

N/A

ITEM 8. FINANCIAL STATEMENTS

SINO ASSURANCE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sino Assurance Inc.

We have audited the accompanying consolidated balance sheets of Sino Assurance Inc. and its subsidiaries (“the Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive (loss) income, cash flows and changes in stockholders’ equity and for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of operations and cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ ZYCPA Company Limited

ZYCPA Company Limited

Certified Public Accountants

Hong Kong, China

March 31, 2010

29

SINO ASSURANCE INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$559,105	$90,158
Restricted cash	5,817,191	3,367,033
Guarantee fee receivable	790	17,553
Income tax receivable	-	55,105
Prepayments and other receivable	197,984	126,177
Loans receivable	3,268,244	-
Note receivable	-	1,896,650
Total current assets	9,843,314	5,552,676

Non-current assets:
Plant and equipment, net	275,232	361,293
TOTAL ASSETS	$10,118,546	$5,913,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$7,004	$70,752
Customer collateral	3,729,734	2,102,665
Deferred revenue	364,636	401,259
Amount due to a related party	59,582	59,434
Income tax payable	29,113	-
Deferred tax liabilities	345,577	-
Accrued liabilities and other payable	576,768	440,868
Total current liabilities	5,112,414	3,074,978

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 60,000,000 and 60,000,000 shares issued and outstanding as of December 31, 2009 and 2008	60,000	60,000
Additional paid-in capital	2,915,121	2,915,121
Accumulated other comprehensive income	172,065	163,839
Statutory reserve	158,314	104,230
Retained earnings (accumulated deficit)	1,700,632	(404,199)
Total stockholders’ equity	5,006,132	2,838,991
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,118,546	$5,913,969

See accompanying notes to consolidated financial statements.

SINO ASSURANCE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2009	2008

REVENUES, NET
Guarantee fee income	$6,132,725	$2,595,424
Interest income	68,562	30,956

Total revenues, net	6,201,287	2,626,380

COST OF REVENUE	(1,411,503)	(724,694)

GROSS PROFIT	4,789,784	1,901,686

Operating expenses:
Depreciation	83,507	63,380
Selling, general and administrative	2,002,551	2,110,961
Reserve for guarantee losses	104,273	215,448
Total operating expenses	2,190,331	2,389,789

INCOME (LOSS) FROM OPERATIONS	2,599,453	(488,103)

Other income (expense):
Other income	3,297	95
Other expense	-	(5,171)

INCOME (LOSS) BEFORE INCOME TAXES	2,602,750	(493,179)

Income tax expense	(443,835)	(11,883)

NET INCOME (LOSS)	$2,158,915	$(505,062)

Other comprehensive income:
- Foreign currency translation gain	8,226	102,715

COMPREHENSIVE INCOME (LOSS)	$2,167,141	$(402,347)

Net income (loss) per share – basic and diluted	$0.04	$(0.01)

Weighted average shares outstanding during the year – basic and diluted	60,000,000	51,546,299

See accompanying notes to consolidated financial statements.

SINO ASSURANCE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$2,158,915	$(505,062)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	83,507	63,380
Loss on disposal of plant and equipment	7,492	2,971
Reserve for guarantee losses	104,273	215,448
Deferred tax expense	345,390	-
Changes in operating assets and liabilities:
Guarantee fee receivable	16,797	(11,628)
Prepayments and other receivable	(71,455)	(61,597)
Accounts payable, trade	(63,890)	69,654
Deferred revenue	(37,599)	325,411
Income tax payable	84,309	(174,947)
Accrued liabilities and other payable	30,460	117,001

Net cash provided by operating activities	2,658,199	40,631

Cash flows from investing activities:
Change in restricted cash, net of customer collateral	(819,503)	(32,459)
Net increase in loans receivable	(3,266,476)	-
Payments on note receivable	-	(1,867,212)
Repayments from notes receivable	1,900,335	-
Proceeds from disposal of plant and equipment	835	403
Purchase of plant and equipment	(4,922)	(223,019)

Net cash used in investing activities	(2,189,731)	(2,122,287)

Cash flows from financing activities:
Advances from related parities	-	16,566
Capital contribution from stockholders	-	2,010,845

Net cash provided by financing activities	-	2,027,411

Effect of exchange rate changes in cash and cash equivalents	479	7,907

NET CHANGE IN CASH AND CASH EQUIVALENTS	468,947	(46,338)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	90,158	136,496

CASH AND CASH EQUIVALENTS, END OF YEAR	$559,105	$90,158

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$15,235	$186,829
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

SINO ASSURANCE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	(Accumulated deficit) retained earnings	Total stockholders’ equity
	No. of shares	Amount

Balance as of January 1, 2008	48,399,997	$48,400	$915,876	$61,124	$42,193	$162,900	$1,230,493

Shares issued for reverse acquisition	11,600,003	11,600	(11,600)	-	-	-	-

Capital contribution from stockholders	-	-	2,010,845	-	-	-	2,010,845

Net loss for the year	-	-	-	-	-	(505,062)	(505,062)

Foreign currency translation adjustment	-	-	-	102,715	-	-	102,715

Appropriation to statutory reserve	-	-	-	-	62,037	(62,037)	-

Balance as of December 31, 2008	60,000,000	60,000	2,915,121	163,839	104,230	(404,199)	2,838,991

Net income for the year	-	-	-	-	-	2,158,915	2,158,915

Foreign currency translation adjustment	-	-	-	8,226	-	-	8,226

Appropriation to statutory reserve	-	-	-	-	54,084	(54,084)	-
Balance as of December 31, 2009	60,000,000	$60,000	$2,915,121	$172,065	$158,314	$1,700,632	$5,006,132

See accompanying notes to consolidated financial statements

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

On August 27, 2008, the Company established a limited liability company namely Century Maker Limited in Hong Kong, for the purpose of holding 100% equity interest in Zhong Heng Jiang Investment Consulting (Shenzhen) Company Limited (“ZHJ”).

On October 21, 2009, the Company established a limited liability company namely Zhong Heng Jiang Investment Consulting (Shenzhen) Company Limited in the People’s Republic of China (the “PRC”), which is mainly engaged in the provision of business consulting service.

The Company, through its subsidiaries and variable interest entity, is principally engaged in the provision of surety and tendering guarantees service to corporations and individuals in the PRC.

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

Details of subsidiaries and variable interest entity

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered capital	Effective interest held

Linking Target Limited (“LTL”)	British Virgin Island, a limited liability company	Investment holding	10,000 issued shares of US$1 each	100%

Century Maker Limited (“CML”)	Hong Kong, a limited liability company	Investment holding	10,000 issued shares of HK$1 each	100%

Zhong Heng Jiang Investment Consulting (Shenzhen) Company Limited (“ZHJ”)	The PRC, a limited liability company	Provision of business consulting service in the PRC	RMB100,000	100%

China Construction Guaranty Company Ltd (“CCG”) #	The PRC, a limited liability company	Provision of guarantee service in the PRC	RMB50,000,000	100%

#

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

●

Basis of consolidation

The consolidated financial statements include the financial statements of SNAS and its subsidiaries and variable interest entity (“VIE”). All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company has adopted the Accounting Standards Codification ("ASC") ASC Topic 810-10-25 “Variable Interest Entities” (“ASC 810-10-25”). ASC 810-10-25 requires a variable interest entity or VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIE’s residual returns.

●

Variable interest entity

The Company assesses the terms of its interest in the entity to determine if the Company is the primary beneficiary as prescribed by ASC 810-10-25. Variable interests are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests. It is concluded that the Company demonstrates its ability to control CCG as the primary beneficiary and CCG is a VIE of the Company, in accordance with ASC 810-10-5-8. Accordingly, the Company has consolidated CCG’s results of operations, assets and liabilities in the accompanying consolidated financial statements of the Company.

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

●

Loans receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future, or until maturity or pay-off, are reported at their outstanding principal amount adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed.

●

Plant and equipment

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

●

Impairment of long-life assets

Long-lived assets primarily include plant and equipment. In accordance with the provisions of Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value using a undiscounted cash flow analysis. There has been no impairment as of December 31, 2009 and 2008.

●

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

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(b)

Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●

Cost of revenue

Cost of revenue mainly consists of service and handling fees charged by the banks.

●

Customer collateral

The Company maintains and safeguards cash deposits received from certain customers as security in order to ensure the satisfaction of their performance obligations arising from the surety or tendering guarantees. The cash collateral assets are restricted under the caption of “Restricted cash” and are separately presented on the balance sheet.

●

Deferred revenue

Guarantee fee received in advance from rendering of service are recorded as deferred revenue and are amortized into revenue ratably over the related contract period.

●

Advertising expenses

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred $21,149 and $0 for the years ended December 31, 2009 and 2008, respectively.

●

Reserve for guarantee losses

In connection with the nature of its guarantor business, the Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. Reserve for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through December 31, 2009.

For the years ended December 31, 2009 and 2008, the Company has recognized $104,273 and $215,448 on the reserve for guarantee losses for any potential claims, respectively.

●

Income taxes

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

For the years ended December 31, 2009 and 2008, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2009, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in its own jurisdiction. As a result of its business activities, the Company files separate tax returns that are subject to examination by the foreign tax authorities.

●

Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statements of changes in stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●

Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.

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

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries and VIE in the PRC maintains the books and records in their local currency, Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which its operation is conducted.

In general, for consolidation purposes, assets and liabilities of its operating entity whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign entities are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective years:

	2009	2008
Year end RMB : US$1 exchange rate	6.8372	6.8542
Annual average RMB : US$1 exchange rate	6.8409	6.9623

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

●

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment in the PRC.

●

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

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

●

Financial instruments

The carrying value of the Company’s financial instruments include guarantee fee receivable, prepayments and other receivable, loans receivable, accounts payable, customer collateral, deferred revenue, amount due to a related party and income tax payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

●

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

The Company adopted ASC Topic 810-10, “Consolidation” (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The adoption of these sections did not have a material impact on the Company’s consolidated financial statements.

ASC Topic 815-10, “Derivatives and Hedging” (formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) was adopted by the Company effective January 2, 2009. The guidance under ASC Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses.

In April 2009, the FASB issued an update to ASC Topic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10) (formerly FASB Staff Position No. SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). The standard provides additional guidance on estimating fair value in accordance with ASC 820-10 when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 1, 2009 with no impact on its consolidated financial statements.

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In April 2009, the FASB issued FSP SFAS No. 107-1, “Disclosures about Fair Value of Financial Instruments” (“ASC 825-10”). ASC 825-10 requires fair value of financial instruments disclosure for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 825-10.

In April 2009, the FASB issued FSP APB No. 28-1, “Interim Financial Reporting” (“ASC 825-10”). ASC 825-10 requires the fair value of financial instruments disclosure in summarized financial information at interim reporting periods. ASC 825-10 is effective for interim periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. There was no material impact to the Company’s consolidated financial statements as a result of the adoption of ASC 825-10.

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

In July 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 “Generally Accepted Accounting Principles”, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the Company’s consolidated financial statements.

In August 2009, the FASB issued an update of ASC Topic 820, “Measuring Liabilities at Fair Value ”. The new guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using prescribed techniques. The Company adopted the new guidance in the third quarter of 2009 and it did not materially affect the Company’s financial position and results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)” which amends ASC 605-25, “Revenue Recognition: Multiple-Element Arrangements.” ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for us for revenue arrangements entered into or materially modified on or after April 1, 2011. Earlier application is permitted with required transition disclosures based on the period of adoption. The Company is currently evaluating the application date and the impact of this standard on its consolidated financial statements.

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3.

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

As of December 31, 2009, the Company had surety and tendering guarantees outstanding resulting in restricted cash with approximately $3,729,734 from customer collateral and $2,087,457 for escrow deposits at the bank.

4.

PREPAYMENTS AND OTHER RECEIVABLE

Prepayments and other receivable consisted of the followings:

	As of December 31,
	2009	2008

Prepayments	$108,438	$45,864
Utility and rental deposits	68,865	66,466
Advances to employees	8,996	4,145
Other receivables	11,685	9,702
	$197,984	$126,177

5.

PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of December 31,
	2009	2008

Leasehold improvement	$89,232	$89,232
Furniture, fittings and office equipment	169,969	178,515
Motor vehicles	148,815	148,815
Foreign translation difference	26,782	25,690
	434,798	442,252
Less: accumulated depreciation	(156,557)	(78,212)
Less: foreign translation difference	(3,009)	(2,747)

Plant and equipment, net	$275,232	$361,293

Depreciation expense for the years ended December 31, 2009 and 2008 was $83,507 and $63,380, respectively.

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6.

NOTE RECEIVABLE

On May 13, 2008, the Company advanced $1,899,030 (equivalent to RMB13,000,000) to a third party in a term of 10 months, receivable by March 12, 2009, with an interest rate of 3.12% per annum payable at due date. On March 13, 2009 and March 23, 2009, the Company agreed with the extension of the repayment terms, whereas $1,168,634 (equivalent to RMB8,000,000) will be repayable on June 12, 2009 and the remaining balance of $730,396 (equivalent to RMB5,000,000) will be repayable on June 23, 2009, subject to the same interest rate of 3.12% per annum payable upon the maturity. The balance was fully received during the year ended December 31, 2009.

7.

LOANS RECEIVABLE, UNSECURED

During the year ended December 31, 2009, the Company provided the following loans:

On October 31, 2009, the Company provided a loan sum of $877,552 (equivalent to RMB6,000,000) to Party A, in a term of 12 months, receivable on October 30, 2010, with an interest rate of 2.52% per annum payable at its due date. The Company further provided installments of loan on November 30 and December 31, 2009 under the same terms with the aggregate amount of $1,311,941 (equivalent to RMB8,970,000).

In December 2009, the Company also provided a loan sum of $1,073,539 (equivalent to RMB7,340,000) to Party B, in a term of 12 months, receivable on December 31, 2010, with an interest rate of 2.52% per annum payable at its due date.

The aggregate loans and interest receivable as of December 31, 2009 amounted to $3,263,032 and $5,212, respectively.

8.

AMOUNT DUE TO A RELATED PARTY

As of December 31, 2009 and 2008, amount due to a related party represented temporary advances made by Mr. Guokang Tu, chief executive officer of the Company, which were unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

9.

ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable consisted of following:

	As of December 31,
	2009	2008

Business tax payable	$80,294	$10,191
Reserve for guarantee losses	323,717	218,844
Accrued payroll and employee welfare	109,163	123,068
Accrued operating expenses	41,957	76,907
Other tax payable	16,185	9,276
Other payable	5,452	2,582
	$576,768	$440,868

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10.

INCOME TAXES

For the years ended December 31, 2009 and 2008, the local (United States) and foreign components of income (loss) from operations before income taxes were comprised of the following:

	Years ended December 31,
	2009	2008
Tax jurisdictions from:
– Local	$-	$-
– Foreign	2,602,750	(493,179)
Income (loss) before income taxes	$2,602,750	$(493,179)

The provision for income taxes consisted of the following:

	Years ended December 31,
	2009	2008
Current:
– Local	$-	$-
– Foreign	98,445	11,883

Deferred:
– Local	-	-
– Foreign	345,390	-
Provision for income taxes	$443,835	$11,883

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has operations in various countries: United States, BVI, Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

SNAS is registered in the State of Delaware and is subject to United States of America tax law. No provision for income taxes have been made as SNAS has generated no taxable income during the 2009 and 2008 fiscal years.

British Virgin Island

Under the current BVI law, LTL is not subject to tax on income.

Hong Kong

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company’s subsidiary, CML is subject to Hong Kong Profits Tax at the statutory rate of 16.5% and 17.5% for the years ended December 31, 2009 and 2008 on the assessable income for its tax reporting years. For the years ended December 31, 2009 and 2008, CML has generated no operating income.

The PRC

The Company generated substantially its net income from its operating VIE in the PRC. [WFOE] and CCG are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China (“CIT Law”), at a unified income tax rate of 25%, with effect from January 1, 2008.

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

The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2009 and 2008 is as follows:

	Years ended December 31,
	2009	2008

Income before income taxes	$2,602,750	$(493,179)
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	650,688	(123,294)

Effect of tax holiday	(35,402)	(1,934)
Effect of utilizing net operating loss carryforwards	(15,235)	-
Effect of non-taxable items	(156,629)	(17,405)
Effect of non-deductible items	413	154,516
Income tax expense	$443,835	$11,883

The following table sets forth the significant components of the aggregate deferred tax assets and liabilities of the Company as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
Deferred tax assets:
Deferred revenue	$(79,936)	$-

Deferred tax liabilities:
Reserve on guarantee losses	425,513	-
Deferred tax liabilities, net	$345,577	$-

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

11.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net income (loss) per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.

The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2009 and 2008:

	Years ended December 31,
	2009	2008

Basis and diluted net income per share calculation
Numerator:
- Net income (loss) in computing basic net income per share	$2,158,915	$(505,062)

Denominator:
- Weighted average ordinary shares outstanding	60,000,000	51,546,299
Basic and diluted net income (loss) per share	$0.04	($(0.01)

12.

CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiary and VIE in the PRC, are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. WFOE and CCG are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $82,988 and $90,134 for the years ended December 31, 2009 and 2008, respectively.

13.

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

For the years ended December 31, 2009 and 2008, the Company made an appropriation of $54,084 and $62,037 to the statutory reserve, respectively.

14.

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(a)

Major customers

For the years ended December 31, 2009 and 2008, there was no customer who accounts for 10% or more of the Company’s revenues.

(b)

Major vendors

For the years ended December 31, 2009 and 2008, there was no vendor who accounts for 10% or more of the Company’s purchases.

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

15.

COMMITMENTS AND CONTINGENCIES

(a)

Operating lease commitments

The Company was committed under various non-cancelable operating leases with fixed monthly rentals, due through December 2012. Total rent expenses for the years ended December 31, 2009 and 2008 was $300,460 and $380,642, respectively.

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of December 31, 2009, future minimum rental payments due under these non-cancelable operating leases are as follows:

Years ending December 31:
2010	$188,167
2011	57,360
2012	60,227

Total	$305,754

(b)

Guarantees

As of December 31, 2009, the Company has 822 surety and tendering guarantees outstanding. If the Company’s customers fail to complete their performance obligation in a timely manner so that the Company is obligated to pay on its guarantees, the Company would have the maximum potential amount of future payments of approximately $111,801,487 (RMB764,409,125) in total.

Reserve for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through December 31, 2009. However, the uncertainty in macroeconomic factors and the uncertainty of the effect of any current or future government actions to the global economic crisis make forecasting of default rates increasingly imprecise. The Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. For the years ended December 31, 2009 and 2008, the Company experienced actual guarantee loss claims of $0 and $22,378, respectively. At December 31, 2009, the Company has accrued $323,717 on the reserve for guarantee losses for any potential claims.

---

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework were used.  Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

Evaluation of Disclosure on Controls and Procedures

The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported within the time periods specified.  Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance of the achievement of these objectives.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter of the fiscal year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND OFFICERS

The directors and executive officers currently serving SNAS are as follows:

Name	Age	Position	Director/Officer Since
Guokang Tu	46	Chairman, Chief Executive Officer and Director	2008
Mengyou Tong	41	Chief Financial Officer and Director	2008
Beiquan Ling (Removed on January 10, 2010)	35	Chief Operating Officer and Director	2008
Zhiqun Li	39	Director	2008
Jiashou Zeng (Removed on January 10, 2010)	56	Director	2008

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

Mengyou Tong   Mr. Tong became our Chief Financial Officer and a Director on or about November 20, 2008. Mr. Tong has been the vice president and chief financial officer of China Construction Guaranty, Inc. since 2007.  He was the assistant to the president of a US listed company during 2006 and 2007.  He was the financial manager of Asia Plastic Limited Company (Nigeria) from 2005 to 2006 and the chief budget officer of Financial Bureau in Lusong District, Zhuzhou City, Hunan Province from 1990 to 2000.  He is a graduate of the Master of Business Administration of Ateneo De Manila University.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership.  Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file.  Based solely on our review of the copies of such forms received by us with respect to fiscal year 2009, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of SNAS’s officers and directors for all services rendered to SNAS and its consolidated subsidiaries, in all capacities for the fiscal years ended December 31, 2007, 2008 and 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)

Guokang Tu CEO	2007	--	--	--	--	--	--	--	--
	2008	$59,770	$4,309	--	--	--	--	--	$64,079
	2009	$81,729	--	--	--	--	--	--	$81,729
Mengyou Tong CFO	2007	$9,141	--	--	--	--	--	--	$9,141
	2008	$39,612	$2,873	--	--	--	--	--	$42,485
	2009	$57,719	--	--	--	--	--	--	$57,719
Beiquan Ling COO	2007	$9,128	--	--	--	--	--	--	$9,128
	2008	$66,059	$5,745	--	--	--	--	--	$71,804
	2009	$72,034	--	--	--	--	--	--	$72,034

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended December 31, 2009.

Name	Salary/Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation

Guokang Tu	$81,729	--	--	--	--	--	$81,729
Mengyou Tong	$57,719	--	--	--	--	--	$57,719
Beiquan Ling	$72,034	--	--	--	--	--	$72,034

We do not have employment agreements with any of our officers.  We did not award any stock, stock options, or other equity-based award to any of our officers during the fiscal years ended December 31, 2007, 2008, and 2009.  There are no outstanding equity awards as of December 31, 2009.  We have no agreements for providing compensation of any kind to officers after their retirement or resignation.

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

Name	No. of shares	Percent of Class
Beiquan Ling, Chief Operating Officer and Director (1) 9WN LnBan Office Building Hong Li Xi Road, Futian District, Shenzhen P.R.C.	9,600,000	15.95%
Zhiqun Li, Director (1) 9WN LnBan Office Building Hong Li Xi Road, Futian District, Shenzhen P.R.C.	11,068,000	18.39%
Guokang Tu, Chairman, Chief Executive Officer and Director (1) 9WN LnBan Office Building Hong Li Xi Road, Futian District, Shenzhen P.R.C.	6,600,000	10.96%

Mengyou Tong, Chief Financial Officer and Director (1) 9WN LnBan Office Building Hong Li Xi Road, Futian District, Shenzhen P.R.C.	1,000,000	1.67%
All Officers and Directors as a group (4 in number)	28,268,000	46.97%

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fees billed by ZYCPA Company Limited (“ZYCPA”) for audit of the Company’s annual financial statements and reviews of the Company’s financial statements included in its quarterly reports on Form 10-Q were $42,000 and $72,000 for the fiscal year ended December 31, 2008 and December 31, 2009 respectively.

(2) ZYCPA did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal year ended 2009.

Tax Fees

(3) ZYCPA did not bill the Company for tax compliance, tax advice and tax planning services for the fiscal year ended December 31, 2009.

All Other Fees

(4) ZYCPA did not bill the Company for any products and services other than the foregoing during the fiscal year ended December 31, 2009.

Audit Committee’s Pre-approval policies and procedures

(5) SNAS, which is not yet publicly traded, does not have an audit committee.  The current board of directors functions as the audit committee.

PART IV

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

Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Guokang Tu, Chief Executive Officer and Chairman

Date:  March 31, 2010

By: /s/ Mengyou Tong, Chief Financial Officer

Date:  March 31, 2010