Form 10-Q
period 2010-03-31
SINO ASSURANCE INC.
filed 2010-05-11
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 0-50002

SINO ASSURANCE INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2175896
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17th Floor, 6009 Yitian Road, New World Center, Futian District, Shenzhen, People’s Republic of China
(Address of principal executive offices)

86-0755-82520166
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March 31, 2010, there were 60,000,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

TABLE OF CONTENTS

3

PART 1 - FINANCIAL INFORMATION

4

ITEM 1.  FINANCIAL STATEMENTS

4

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  22

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

26

ITEM 4(T). CONTROLS AND PROCEDURES

26

ITEM 1. LEGAL PROCEEDINGS

28

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

28

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

28

ITEM 4. (REMOVED AND RESERVED)

28

ITEM 5. OTHER INFORMATION

28

ITEM 6. EXHIBITS

28

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The consolidated financial statements of Sino Assurance Inc. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended December 31, 2009.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$86,284	$559,105
Restricted cash	6,727,309	5,817,191
Guarantee fee receivable	104,454	790
Prepayments and other receivable	237,695	197,984
Loans receivable	4,437,646	3,268,244
Total current assets	11,593,388	9,843,314

Non-current assets:
Plant and equipment, net	361,481	275,232
TOTAL ASSETS	$11,954,869	$10,118,546

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable, trade	$9,079	$7,004
Customer collateral	4,642,194	3,729,734
Deferred revenue	478,001	364,636
Amount due to related parties	59,592	59,582
Income tax payable	62,007	29,113
Deferred tax liabilities	459,811	345,577
Accrued liabilities and other payable	652,356	576,768
Total current liabilities	6,363,040	5,112,414

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 60,000,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009	60,000	60,000
Additional paid-in capital	2,915,121	2,915,121
Accumulated other comprehensive income	172,859	172,065
Statutory reserve	158,314	158,314
Retained earnings	2,285,535	1,700,632
Total stockholders’ equity	5,591,829	5,006,132
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,954,869	$10,118,546

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2010	2009
REVENUES, NET
Guarantee fee income	$1,871,679	$711,282
Interest income	22,591	16,134

Total revenues, net	1,894,270	727,416

COST OF REVENUE	(345,901)	(189,529)

GROSS PROFIT	1,548,369	537,887

Operating expenses:
Depreciation	(29,524)	(20,582)
Selling, general and administrative	(645,249)	(442,686)
Reserve for guarantee losses	(107,654)	(54,772)
Total operating expenses	(782,427)	(518,040)

INCOME FROM OPERATIONS	765,942	19,847

Other income (expense):
Other income	-	3
Other expense	-	(7,214)

INCOME BEFORE INCOME TAXES	765,942	12,636

Income tax expense	(181,039)	(1,453)

NET INCOME	$584,903	$11,183

Other comprehensive income:
- Foreign currency translation gain	794	3,566

COMPREHENSIVE INCOME	$585,697	$14,749

Net income per share – basic and diluted	$0.01	$0.00

Weighted average shares outstanding during the period – basic and diluted	60,000,000	60,000,000

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$584,903	$11,183
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	29,524	20,582
Loss on disposal of plant and equipment	-	2,764
Reserve for guarantee losses	107,654	54,772
Unrealized interest income	(20,561)	(14,811)
Deferred tax expense	114,180	1,453
Changes in operating assets and liabilities:
Guarantee fee receivable	(103,666)	2,725
Prepayments and other receivable	(39,680)	(42,374)
Accounts payable, trade	2,074	25,724
Deferred revenue	113,308	(29,803)
Income tax payable	32,890	-
Accrued liabilities and other payable	(32,159)	(114,304)

Net cash provided by (used in) operating activities	788,467	(82,089)

Cash flows from investing activities:
Change in restricted cash, net of customer collateral	2,677	122,698
Payment on loans receivable	(1,148,332)	-
Proceeds from disposal of plant and equipment	-	616
Purchase of plant and equipment	(115,730)	-

Net cash (used in) provided by investing activities	(1,261,385)	123,314

Effect of exchange rate changes in cash and cash equivalents	97	121

NET CHANGE IN CASH AND CASH EQUIVALENTS	(472,821)	41,346

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	559,105	90,158

CASH AND CASH EQUIVALENT, END OF PERIOD	$86,284	$131,504

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$29,118	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Retained earnings	Total stockholders’ equity
	No. of shares	Amount

Balance as of January 1, 2009	60,000,000	$60,000	$2,915,121	$172,065	$158,314	$1,700,632	$5,006,132

Net income for the period	-	-	-	-	-	584,903	584,903

Foreign currency translation adjustment	-	-	-	794	-	-	794
Balance as of March 31, 2010	60,000,000	$60,000	$2,915,121	$172,859	$158,314	$2,285,535	$5,591,829

See accompanying notes to condensed consolidated financial statements

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

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

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from the audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009.

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

Details of subsidiaries and variable interest entity

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered capital	Effective interest held

Linking Target Limited (“LTL”)	British Virgin Island (“BVI”), a limited liability company	Investment holding	10,000 issued shares of US$1 each	100%

Century Maker Limited (“CML”)	Hong Kong, a limited liability company	Investment holding	10,000 issued shares of HK$1 each	100%

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

NOTE－3

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

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

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

Depreciation expenses for the three months ended March 31, 2010 and 2009 were $29,524 and $20,582, respectively.

•

Impairment of long-life assets

Long-lived assets primarily include plant and equipment. In accordance with the provisions of Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value using a undiscounted cash flow analysis. There has been no impairment as of March 31, 2010.

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

•

Deferred revenue

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

•

Reserve for guarantee losses

In connection with the nature of its guarantor business, the Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. Reserve for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through March 31, 2010.

For the three months ended March 31, 2010 and 2009, the Company has recognized $107,654 and $54,772, respectively on the reserve for guarantee losses for any potential claims.

•

Income taxes

The Company adopts ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

For the three months ended March 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

●

Net income per share

The Company calculates net income per share in accordance with ASC Topic 260, “Earnings per Share.” Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution of securities by including common stock equivalents, such as stock options, stock warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.

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

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	March 31, 2010	March 31, 2009
Period-end RMB : US$1 exchange rate	6.8361	6.8456
Average period RMB : US$1 exchange rate	6.8360	6.8466

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

•

Financial instruments

Cash and cash equivalents, guarantee fee receivable, restricted cash, prepayments and other receivable, accounts payable, customer collateral, deferred revenue and amount due to related parties, income tax payable, accrued liabilities and other payable are carried at cost which approximates fair value. The estimated fair value of loan receivable was $4.4 million and $3.3 million as of March 31, 2010 and December

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

31, 2009, respectively, based on current market prices or interest rates. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

•

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) expanded ASC 810-10, to provide guidance for variable interest entities (VIEs). The change modifies our approach for determining the primary beneficiary of a VIE by assessing whether we have control over such entities. This change is effective for us on July 1, 2010. The Company is currently evaluating the requirements of the VIE provisions of ASC 810-10, but does not expect a material impact on its condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-13, “Revenue Recognition” (Topic 605). The accounting standard update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. Specifically, this subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. ASU 2009-13 will be effective for us on July 1, 2010. The Company is currently evaluating the requirements of ASU 2009-13, but does not expect a material impact on its condensed consolidated financial statements.

FASB ASC 810, Consolidation (“FASB ASC 810”), establishes accounting and reporting standards for minority interests, which are recharacterized as noncontrolling interests. FASB ASC 810 was revised so that noncontrolling interests are classified as a component of equity separate from the parent’s equity; purchases or sales of equity interests that do not result in a change in control are accounted for as equity transactions; net income attributable to the noncontrolling interest are included in consolidated net income in the statement of operations; and upon a loss of control, the interest sold, as well as any interest retained, is recorded at fair value, with any gain or loss recognized in earnings. This revision was effective for the Company as of January 1, 2009. It applies prospectively, except for the presentation and disclosure requirements, for which it applies retroactively. In addition, FASB ASC 810, amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB ASC 810. This phase of FASB ASC 810 became effective for the Company on January 1, 2010 and did not impact the Company’s consolidation conclusions for its variable interest entities.

In January 2010, the FASB issued an amendment to the fair value measurement and disclosure standard improving disclosures about fair value measurements. This amended guidance requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010, and did not have an impact on our consolidated financial position, results of operations or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011, and will not have an impact on our consolidated financial position, results of operations or cash flows as the amended guidance provides only disclosure requirements. The Company had no significant transfers between Level 1, 2 or 3 inputs during the quarter ended March 31, 2010.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the quarter ended March 31, 2010.

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

As of March 31, 2010, the Company had surety and tendering guarantees outstanding resulting in restricted cash with approximately $4,642,194 from customer collateral and $2,085,115 for escrow deposits at the bank.

NOTE－6

LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

Due from Party A, in a term of 12 months, repayable on October 31, 2010, with an interest rate of 2.52% per annum payable upon maturity	$877,693	$877,552

Due from Party A, in a term of 12 months, repayable on November 30, 2010, with an interest rate of 2.52% per annum payable upon maturity	585,129	585,035

Due from Party A, in a term of 12 months, repayable on December 31, 2010, with an interest rate of 2.52% per annum payable upon maturity	727,023	726,906

Due from Party B, in a term of 12 months, repayable on December 31, 2010, with an interest rate of 2.52% per annum payable at its due date	1,073,712	1,073,539

Due from Party B, in a term of 12 months, repayable on March 31, 2011, with an interest rate of 2.52% per annum payable at its due date	1,148,316	-

Interest receivable	25,773	5,212

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

$4,437,646	$3,268,244

NOTE－7

ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable consisted of following:

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

Business tax payable	$47,992	$80,294
Reserve for guarantee losses	431,422	323,717
Accrued payroll and employee welfare	96,631	109,163
Accrued operating expenses	67,106	41,957
Other tax payable	7,775	16,185
Other payable	1,430	5,452
	$652,356	$576,768

NOTE－8

INCOME TAXES

For the three months ended March 31, 2010 and 2009, the local (United States) and foreign components of income from operations before income taxes were comprised of the following:

	Three months ended March 31,
	2010	2009
Tax jurisdictions from:
– Local	$-	$-
– Foreign	765,942	12,636
Income before income taxes	$765,942	$12,636

The provision for income taxes consisted of the following:

	Three months ended March 31,
	2010	2009
Current:
– Local	$-	$-
– Foreign	66,859	-

Deferred:
– Local	-	-
– Foreign	114,180	1,453
Provision for income taxes	$181,039	$1,453

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

Hong Kong

CML is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. For the three months ended March 31, 2010, GWIL does not have operations in Hong Kong.

The PRC

The Company generated substantially its net income from ZHJ and its VIE, CCG in the PRC. ZHJ and CCG are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with an unified statutory income tax rate of 25%.

CCG is registered and operates in Shenzhen City, the PRC and is recognized as “Enterprise Located in Special Economic Zone”. As a result, the Company is entitled to Corporate Income Taxes (“CIT”) at a preferential tax rate of 15%. For the three months ended March 31, 2010 and 2009, the Company has established various provincial and municipal branches, as well as representative offices in the PRC, which are generally subject to the statutory tax rate of 25%. Under a transitional policy under the CIT Law, CCG will continue to enjoy the unexpired tax holiday in a special economic zone in Shenzhen City and its applicable tax rate will be increased progressively to 25% over a 5-years’ period, starting from January 1, 2008.

The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2010 and 2009 is as follows:

	Three months ended March 31,
	2010	2009

Income before income taxes	$765,942	$12,636
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	191,486	3,159

Effect of tax holiday	(15,042)	(316)
Effect of non-taxable items	(4,832)	(11,911)

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Effect of non-deductible items	9,427	10,521
Income tax expense	$181,039	$1,453

The following table sets forth the significant components of the aggregate deferred tax assets and liabilities of the Company as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Deferred tax assets:
Deferred revenue	$(112,331)	$(79,936)

Deferred tax liabilities:
Reserve on guarantee losses	572,142	425,513
Deferred tax liabilities, net	$459,811	$345,577

NOTE－9

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers

For the three months ended March 31, 2010, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance as at period-end dates, are presented as follows:

	Three months ended March 31, 2010
	Revenues	Percentage of revenues	Guarantee fee receivable

Customer A	$277,940	15%	$-
Customer B	267,700	14%	-
Customer C	263,312	14%	-
Customer D	193,095	10%	-
Total:	$1,002,047	53%	$-

For the three months ended March 31, 2009, there was no customer who accounts for 10% or more of the Company’s revenue and accounts receivable, respectively.

(b)

Major vendors

For the three months ended March 31, 2010 and 2009, there was no vendor who accounts for 10% or more of the Company’s purchases.

(c)

Credit risk

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

NOTE－10

COMMITMENTS AND CONTINGENCIES

(a)

Operating lease commitments

The Company was committed under various non-cancelable operating leases with fixed monthly rentals, due through September 2010. Total rent expenses for the three months ended March 31, 2010 and 2009 was $89,920 and $86,332.

As of March 31, 2010, the Company has future minimum rental payments of $319,231 within the next 12 months under these non-cancelable operating leases.

(b)

Guarantees

As of March 31, 2010, the Company has 805 surety and tendering guarantees outstanding. If the Company’s customers fail to complete their performance obligation in a timely manner so that the Company is obligated to pay on its guarantees, the Company would have the maximum potential amount of future

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

payments of approximately $114,378,011 (RMB781,899,519) in total.

Reserve for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through March 31, 2010. However, the uncertainty in macroeconomic factors and the uncertainty of the effect of any current or future government actions to the global economic crisis make forecasting of default rates increasingly imprecise. The Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. For the three months ended March 31, 2010 and 2009, the Company experienced no actual guarantee loss claims. At March 31, 2010, the Company has accrued $431,422 on the reserve for guarantee losses for any potential claims.

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

II.   Market Opportunities

1.

Enabled by the constant penetration of the Project Assured Guarantee System and the accumulation of ex perience in the bank guarantee business of the Company’s branches, the further business development will come along with the growing brand popularity.

2.

South North Water Transfer Project would bring more revenue opportunities to the Company’s northwestern branches.

3.

According to the Strategic Development Plan published by the Ministry of Railways, we going to establish branches in He Bei and Shaanxi and they would explore more market opportunities by placing extra attention to the railway bidding market.

4.

Based on the existing domestic banking guarantee service, the Company would cooperate with China Construction Bank to explore the overseas construction project guarantee market. Such an attempt is being performed in Southeastern Asia and Africa. This new business initiative would be promoted along with the rapid expansion of China’s construction industry into the global market.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2009

Net revenue: Net revenue for the three months ended March 31, 2010, was $1,894,270 as compared to $727,416 for the same period in 2009. The increase of $1,166,854 or approximately 160% was due to significant year-over-year growth of our customer base in the tender and surety guarantee business and market share in China. The gross margin increased to 82% from 74% for the three months ended March 31, 2010, it was due to the percentage of the guarantee fee income without cost was increased, and tightening of control of our cost of sales.

Net income before tax: Net income before tax for the three months ended March 31, 2010 was $765,942 compared to $12,636 for the same period in 2009. The increase was mainly due to increase in guarantee fee income by increasing bank referral business and employed more agents to promote guarantee business, and tightening of control of our selling, general and administrative expenses.

Operating expenses: Total operating expenses were $782,427 for the three months ended March 31, 2010, as compared to $518,040 for the same period in 2009.  The increase of $264,387 or 51% was primarily due to the following factors:

(1)

Reserve of guarantee losses - increase by $52,882 or 97% from $54,772 for the three months ended March 31, 2009 to $107,654 for the same period of 2010. The increase was due to increase of guarantee fee income for the same period.

(2)

Staff costs - increase by $149,215 or 67% from $221,379 for the three months ended March 31, 2009 to $370,594 for the same period of 2010. The increase was mainly due to increase in headcounts and pay rates for the same period.

(3)

Audit fee and other professional fee to fulfill the obligation as a listing company - increase by $8,336 or 26% from $31,763 for the three months ended March 31, 2009 to $40,099 for the same period of 2010.  The increase was mainly due to the increment by the services provider.

(4)

Office expenses - increased by $30,531, from $2,126 for the three months ended March 31, 2009, to $32,657 for the same period of 2010. The increase was mainly due to expansion of the business and which was related to revenue growth.

We anticipate that our operating expenses will increase in future periods, as we increase sales and marketing operations, and fulfill our obligation as a listing company under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, guarantee fee receivable was $104,454, as compared to December 31, 2009 balances of $790. As of March 31, 2010, customer collateral was $4,642,194, as compared to December 31, 2009 balances of $3,729,734. These changes were due to the increase of the tender and surety guarantee business.  As of March 31, 2010, deferred revenue was $478,001, as compared to December 31, 2009 balances of $364,636.

For the three months ended March 31, 2010, cash provided by operating activities totaled $788,467. This was primarily due to the net income for the period plus increase in deferred revenue and income tax payable, partially offset by the increase in guarantee fee receivables, prepayments and other receivable and decrease in accrued liabilities and other payable.

For the three months ended March 31, 2010, cash used in investing activities amounted to $1,261,385. The use of funds was mainly due to the payment on loan receivable and purchase of plant and equipment.

As of March 31, 2010, we owed $59,592 to Mr. Guokang Tu, a director. The loan was unsecured, interest-free, and has no fixed repayment terms.

As of March 31, 2010, our balance sheet reflects total assets of $11,954,869 and total liabilities of $6,363,040. The Company had bank and cash equivalents of approximately $86,284 as of March 31, 2010.

As of March 31, 2010, the Company had surety and tendering guarantees outstanding resulting in restricted cash with approximately $4,642,194 from customer collateral and $2,085,115 for escrow deposits at the bank. Restricted cash represents (i) fund received from customers for the purpose of trust deposits held at the banks by the Company to pledge against the surety and tendering guarantee under the contractual guarantee period and (ii) escrow deposits as security to the bank for the provision of banking surety guarantee service. Such restricted cash under item (i) is an asset of the Company and is recorded as customer collateral payable to the customers upon the expiry of the guarantee contracts.

As of March 31, 2010, the loans receivable consist of the followings:

Due from Party A, in a term of 12 months, repayable on October 31, 2010, with an interest rate of 2.52% per annum payable upon maturity	$877,693

Due from Party A, in a term of 12 months, repayable on November 30, 2010, with an interest rate of 2.52% per annum payable upon maturity	585,129

Due from Party A, in a term of 12 months, repayable on December 31, 2010, with an interest rate of 2.52% per annum payable upon maturity	727,023

Due from Party B, in a term of 12 months, repayable on December 31, 2010, with an interest rate of 2.52% per annum payable at its due date	1,073,712

Due from Party B, in a term of 12 months, repayable on March 31, 2011, with an interest rate of 2.52% per annum payable at its due date	1,148,316

Interest receivable	25,773
$4,437,646

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

As of March 31, 2010, we had total future lease commitments under non-cancelable operating leases of $319,231. We currently have working capital sufficient to fund these lease commitments.

As of March 31, 2010, we had contingent liabilities in respect of guarantees granted under the surety and tendering guarantee services business in the aggregate amount of $114,378,011. As of March 31, 2010, the Company has 805 surety and tendering guarantees outstanding. If the Company’s customers fail to complete their performance obligation in a timely manner so that the Company is obligated to pay on its guarantees, the Company would have the maximum potential amount of future payments of approximately $114,378,011 (RMB781,899,519) in total.  We have significant concentration of risk related to our guarantees of potential loss if our customers fail to complete their performance obligations under the surety guarantees in a timely manner.  To reduce these potential losses, we hold collateral in the form of cash equivalents, which are reflected in customer collateral on the balance sheets as they are held in restricted cash in our name.

Reserve for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through March 31, 2010. However, the uncertainty in macroeconomic factors and the uncertainty of the effect of any current or future government actions to the global economic crisis make forecasting of default rates increasingly imprecise. The Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. For the three months ended March 31, 2010 and 2009, the Company experienced no actual guarantee loss claims. At March 31, 2010, the Company has accrued $431,422 on the reserve for guarantee losses for any potential claims.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Consolidated Financial Statements, see Note 3 of the Notes to Financial Statements in this Form 10-Q and Note 3 of the Notes to Consolidated Financial Statements in our 2009 Form 10-K.

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3)

and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and chief financial officer also concluded that our disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the most recent fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. (REMOVED AND RESERVED)

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

Date:  May 11, 2010

By: /s/ Mengyou Tong, Chief Financial Officer

Date:  May 11, 2010