Form 10-Q
period 2010-06-30
SINO ASSURANCE INC.
filed 2010-08-05
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of July 31, 2010, there were 60,000,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

4

ITEM 1.  FINANCIAL STATEMENTS

4

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  22

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

28

ITEM 4(T). CONTROLS AND PROCEDURES

28

PART II – OTHER INFORMATION

29

ITEM 1. LEGAL PROCEEDINGS

29

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

29

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

29

ITEM 4. (REMOVED AND RESERVED)

29

ITEM 5. OTHER INFORMATION

29

ITEM 6. EXHIBITS

29

PART I - FINANCIAL INFORMATION

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

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,041,275	$559,105
Restricted cash	8,623,828	5,817,191
Guarantee fee receivable	15,460	790
Prepayments and other receivable	320,718	203,196
Loans receivable	4,635,314	3,263,032
Amount due from a related party	13,953	-
Total current assets	14,650,548	9,843,314

Non-current assets:
Plant and equipment, net	348,660	275,232
TOTAL ASSETS	$14,999,208	$10,118,546

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable, trade	$15,361	$7,004
Customer collateral	6,251,253	3,729,734
Deferred revenue	554,821	364,636
Amount due to a related party	55,410	59,582
Income tax payable	172,137	29,113
Deferred tax liabilities	642,791	345,577
Accrued liabilities and other payable	745,243	576,768
Total current liabilities	8,437,016	5,112,414

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 60,000,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009	60,000	60,000
Additional paid-in capital	2,915,121	2,915,121
Accumulated other comprehensive income	198,966	172,065
Statutory reserve	158,314	158,314
Retained earnings	3,229,791	1,700,632
Total stockholders’ equity	6,562,192	5,006,132
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,999,208	$10,118,546

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
REVENUES, NET
Guarantee fee income	$2,376,826	$880,039	$4,248,505	$1,591,321
Interest income	38,206	48,408	60,797	64,542
Total revenues, net	2,415,032	928,447	4,309,302	1,655,863

COST OF REVENUE	421,903	260,901	767,804	450,430

GROSS PROFIT	1,993,129	667,546	3,541,498	1,205,433

Operating expenses:
Depreciation	26,015	20,520	55,539	41,102
Selling, general and administrative	603,391	411,714	1,248,641	854,400
Provision for guarantee losses	129,542	54,825	237,196	109,597
Total operating expenses	758,948	487,059	1,541,376	1,005,099

INCOME FROM OPERATIONS	1,234,181	180,487	2,000,122	200,334

Other income (expense):
Other income	-	2,285	-	2,288
Other expense	-	(6,289)	-	(13,504)

INCOME BEFORE INCOME TAXES	1,234,181	176,483	2,000,122	189,118

Income tax expense	(289,924)	(8,331)	(470,963)	(9,784)

NET INCOME	$944,257	$168,152	$1,529,159	$179,334

Other comprehensive income:
- Foreign currency translation gain	26,106	291	26,901	3,856

COMPREHENSIVE INCOME	$970,363	$168,443	$1,556,060	$183,190

Net income per share – basic and diluted	$0.02	$0.00	$0.03	$0.00

Weighted average common stock outstanding – basic and diluted	60,000,000	60,000,000	60,000,000	60,000,000

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$1,529,159	$179,334
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	55,539	41,102
Loss on disposal of plant and equipment	556	6,040
Provision for guarantee losses	237,196	109,597
Deferred tax expense	294,631	6,668
Changes in operating assets and liabilities:
Guarantee fee receivable	(14,611)	(29,341)
Prepayments and other receivable	(130,121)	(85,682)
Accounts payable, trade	8,296	(23,929)
Deferred revenue	187,932	(197,254)
Income tax payable	142,356	4,214
Accrued liabilities and other payable	(76,186)	(97,218)

Net cash provided by (used in) operating activities	2,234,747	(86,469)

Cash flows from investing activities:
Change in restricted cash, net of customer collateral	(275,293)	29,095
Payment on loans receivable	(1,353,380)	293,020
Proceeds from disposal of plant and equipment	44	674
Purchase of plant and equipment	(128,135)	(2,629)

Net cash (used in) provided by investing activities	(1,756,764)	320,160

Effect of exchange rate changes in cash and cash equivalents	4,187	70

NET CHANGE IN CASH AND CASH EQUIVALENTS	482,170	233,761

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	559,105	90,158

CASH AND CASH EQUIVALENT, END OF PERIOD	$1,041,275	$323,919

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$32,281	$6,386
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Retained earnings	Total stockholders’ equity
	No. of shares	Amount

Balance as of January 1, 2010	60,000,000	$60,000	$2,915,121	$172,065	$158,314	$1,700,632	$5,006,132

Net income for the period	-	-	-	-	-	1,529,159	1,529,159

Foreign currency translation adjustment	-	-	-	26,901	-	-	26,901
Balance as of June 30, 2010	60,000,000	$60,000	$2,915,121	$198,966	$158,314	$3,229,791	$6,562,192

See accompanying notes to condensed consolidated financial statements

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE－1

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from the audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future period.

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

Details of subsidiaries and variable interest entity

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/registered capital	Effective interest held

Linking Target Limited (“LTL”)	British Virgin Island (“BVI”), a limited liability company	Investment holding	1 issued share of US$1 each	100%

Century Maker Limited (“CML”)	Hong Kong, a limited liability company	Investment holding	1 issued share of HK$1 each	100%

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Zhong Heng Jiang Investment Consulting (Shenzhen) Company Limited (“ZHJ”)	The PRC, a limited liability company	Provision of business consulting service in the PRC	RMB100,000	100%

China Construction Guaranty Company Ltd (“CCG”) #	The PRC, a limited liability company	Provision of guarantee service in the PRC	RMB50,000,000	-

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

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

Depreciation expenses for the three months ended June 30, 2010 and 2009 were $26,015 and $20,520, respectively.

Depreciation expenses for the six months ended June 30, 2010 and 2009 were $55,539 and $41,102, respectively.

•

Impairment of long-life assets

Long-lived assets primarily include plant and equipment. In accordance with the provisions of Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value using a undiscounted cash flow analysis. There has been no impairment as of June 30, 2010.

•

Revenue recognition

In accordance with ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

•

Customer collateral

The Company maintains and safeguards cash deposits from certain customers in order to ensure the satis

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

faction of their performance obligations arising from the surety or tendering guarantees. The cash collateral assets are restricted under the caption of “Restricted cash” and are presented on the balance sheet.

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

•

Provision for guarantee losses

In connection with the nature of its guarantor business, the Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. Provision for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through June 30, 2010.

For the six months ended June 30, 2010 and 2009, the Company has recognized $237,196 and $109,597 on the provision for guarantee losses for any potential claims.

•

Income taxes

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes ” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the six months ended June 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	June 30, 2010	June 30, 2009
Period-end RMB : US$1 exchange rate	6.8086	6.8448
Average period RMB : US$1 exchange rate	6.8347	6.8432

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

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•

Financial instruments

Cash and cash equivalents, guarantee fee receivable, restricted cash, prepayments and other receivable, accounts payable, customer collateral, deferred revenue and amount due to related parties, income tax payable, accrued liabilities and other payable are carried at cost which approximates fair value. The estimated fair value of loans receivable was $4.7 million as of June 30, 2010, based on current market prices or interest rates. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

•

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

 In April 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in ASU 2010-19 are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE－4

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

As of June 30, 2010, the Company had surety and tendering guarantees outstanding resulting in restricted cash with approximately $6,251,253 from customer collateral and $2,372,575 for escrow deposits at the bank.

NOTE－5

LOANS RECEIVABLE

Loans receivable consist of the following:

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Due from Party A, in a term of 12 months, repayable on October 31, 2010, with an interest rate of 2.52% per annum payable at its due date	$881,238	$877,552

Due from Party A, in a term of 12 months, repayable on November 30, 2010, with an interest rate of 2.52% per annum payable at its due date	587,492	585,035

Due from Party A, in a term of 12 months, repayable on December 31, 2010, with an interest rate of 2.52% per annum payable at its due date	729,959	726,906

Due from Party A, in a term of 12 months, repayable on June 30, 2011, with an interest rate of 2.52% per annum payable at its due date	73,437	-

Due from Party B, in a term of 12 months, repayable on December 31, 2010, with an interest rate of 2.52% per annum payable at its due date	1,078,048	1,073,539

Due from Party B, in a term of 12 months, repayable on March 31, 2011, with an interest rate of 2.52% per annum payable at its due date	1,152,954	-

Due from Party B, in a term of 12 months, repayable on June 30, 2011, with an interest rate of 2.52% per annum payable at its due date	132,186	-
Total:	$4,635,314	$3,263,032

NOTE－6

ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable consisted of following:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Business tax payable	$43,408	$80,294
Provision for guarantee losses	563,184	323,717
Accrued payroll and employee welfare	97,678	109,163
Accrued operating expenses	21,013	41,957
Other tax payable	12,673	16,185
Other payable	7,287	5,452

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

$745,243	$576,768

NOTE－7

INCOME TAXES

For the six months ended June 30, 2010 and 2009, the local (United States) and foreign components of income from operations before income taxes were comprised of the following:

	Six months ended June 30,
	2010	2009
Tax jurisdictions from:
– Local	$-	$-
– Foreign	2,000,122	189,118
Income before income taxes	$2,000,122	$189,118

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2010	2009
Current:
– Local	$-	$-
– Foreign	176,332	3,116

Deferred:
– Local	-	-
– Foreign	294,631	6,668
Provision for income taxes	$470,963	$9,784

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

Hong Kong

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

CML is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. For the six months ended June 30, 2010, CML does not have operations in Hong Kong.

The PRC

The Company generated substantially its net income from its subsidiary, ZHJ and its VIE, CCG in the PRC. ZHJ and CCG are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%.

CCG is registered and operate in Shenzhen City, the PRC and is recognized as “Enterprise Located in Special Economic Zone”. As a result, the Company is entitled to Corporate Income Taxes (“CIT”) at a preferential tax rate of 15%. For the six months ended June 30, 2010 and 2009, the Company has established various provincial and municipal branches, as well as representative offices in the PRC, which are generally subject to the statutory tax rate of 25%. Under a transitional policy under the CIT Law, CCG will continue to enjoy the unexpired tax holiday in a special economic zone in Shenzhen City and its applicable tax rate will be increased progressively to 25% over a 5-years’ period, starting from January 1, 2008.

The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2010 and 2009 is as follows:

	Six months ended June 30,
	2010	2009

Income before income taxes	$2,000,122	$189,118
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	500,031	47,280

Effect of tax holiday	(33,556)	(2,096)
Effect of non-taxable items	(11,366)	(101,216)
Effect of non-deductible items	14,158	65,816
Under-provision in prior year	1,696
Income tax expense	$470,963	$9,784

The following table sets forth the significant components of the aggregate deferred tax assets and liabilities of the Company as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Deferred tax assets:
Deferred revenue	$(130,382)	$(79,936)

Deferred tax liabilities:
Provision for guarantee losses	773,173	425,513
Deferred tax liabilities, net	$642,791	$345,577

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE－8

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers

For the six months ended June 30, 2010, there was no customer who accounts for 10% or more of the Company’s revenue and accounts receivable.

For the three months ended June 30, 2010, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance as at period-end dates, are presented as follows:

	Three months ended June 30, 2010
	Revenues	Percentage of revenues	Guarantee fee receivable

Customer E	$298,531	12%	$-
Customer F	278,043	12%	-
Customer G	266,336	11%	-
Total:	$842,910	35%	$-

For the three and six months ended June 30, 2009, there is no customer who accounts for 10% or more of the Company’s revenues.

(b)

Major vendors

For the three and six months ended June 30, 2010 and 2009, there is no vendor who accounts for 10% or more of the Company’s purchases.

(c)

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist of cash, restricted cash and guarantee fee receivable. Substantially all of cash and restricted cash are held by the recognized financial institutions in the PRC. The Company also performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

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

(e)

Guarantee default risk

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The Company has a significant concentration risk related to its guarantees on potential loss if the customers fail to the completion of their performance obligation in a timely manner under the surety guarantees. To reduce these potential losses, the Company holds collateral in the form of cash equivalents, which are reflected in customer collateral on the balance sheets as they are held in restricted cash in the Company’s name.

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

NOTE－9

COMMITMENTS AND CONTINGENCIES

(a)

Operating lease commitments

The Company was committed under various non-cancelable operating leases with fixed monthly rentals, due through December 2012. Total rent expenses for the six months ended June 30, 2010 and 2009 was $180,521 and $148,739, respectively.

As of June 30, 2010, future minimum rent payments due under various non-cancelable operating leases in the next three years are as follows:

Years ending June 30:
2011	$164,812
2012	60,934
2013	26,913
Total:	$252,659

(b)

Guarantees

As of June 30, 2010, the Company has 826 surety and tendering guarantees outstanding. If the Company’s customers fail to complete their performance obligation in a timely manner so that the Company is obligated to pay on its guarantees, the Company would have the maximum potential amount of future payments of approximately $124,365,699 (RMB846,756,296) in total.

Provision for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through June 30, 2010. However, the uncertainty in macroeconomic factors and the uncertainty of the effect of any current or future government actions to the global economic crisis make forecasting of default rates increasingly imprecise. The Com

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

pany regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. For the six months ended June 30, 2010 and 2009, the Company experienced no actual guarantee loss claims. At June 30, 2010, the Company has accrued $563,184 on the provision for guarantee losses for any potential claims.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2010 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2009 AND THREE MONTHS ENDED JUNE 30, 2010 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2009

Net revenue

Net revenue for the six months ended June 30, 2010, was $4,309,302 as compared to $1,655,863 for the same period in 2009. The increase of $2,653,439 or approximately 160% was due to significant year-over-year growth of our customer base in the tender and surety guarantee business and market share in China. The gross margin increased to 82% from 73% for the six months ended June 30, 2010,  due to tightening of control of our cost of sales.  As a result, the percentage increase in cost of sales for the period was substantially less than the percentage increase in guarantee fee income.

Net revenue for the three months ended June 30, 2010, was $2,415,032 as compared to $928,447 for the same period in 2009. The increase of $1,486,585 or approximately 160% was due to significant year-over-year growth of our customer base in the tender and surety guarantee business and market share in China. The gross margin increased to 82% from 72% for the three months ended June 30, 2010, due to tightening of control of our cost of sales.  As a result, the percentage increase in cost of sales for the period was substantially less than the percentage increase in guarantee fee income.

Net income before tax

Net income before tax for the six months ended June 30, 2010 was $2,000,122 compared to $189,118 for the same period in 2009, an  increase in pre-tax net income of $1,811,004, or approximately 958%. The increase in pre-tax net income was a result of the fact that we tightened control of our selling, general and administrative expenses during the period, and also employed more agents to promote our guarantee business which resulted in an increase in guarantee fee income from bank referrals.

Net income before tax for the three months ended June 30, 2010 was $1,234,181 compared to $176,483 for the same period in 2009, an increase in pre-tax income of $1,057,698, or approximately 599%.  The increase in pre-tax net income was a result of the fact that we tightened control of our selling, general and administrative expenses during the period, and also employed more agents to promote our guarantee business which resulted in an increase in guarantee fee income from bank referrals.

Operating expenses

Total operating expenses were $1,541,376 for the six months ended June 30, 2010, as compared to $1,005,099 for the same period in 2009.  The increase of $536,277 or 53% was primarily due to the increase in staff costs, provision for guarantee losses, rent and rate, audit fee and other professional fee.

Total operating expenses were $758,948 for the three months ended June 30, 2010, as compared to $487,059 for the same period in 2009.  The increase of $271,889 or 56% was primarily due to the increase in staff costs, provision for guarantee losses, rent and rate, audit and other professional fee.

The reasons for the increases in the major items are as follows:

(1)

Provision for guarantee losses - increase $127,599 or 116% for the six months ended and $74,717 or 136% for three months ended June 30, 2010 as compared to last period. The increase was mainly due to increase of guarantee fee income for the same period.

(2)

Staff costs - increase $220,352 or 48% for the six months ended and $71,137 or 30% for three months ended June 30, 2010 as compared to last period. The increase was mainly due to increase in headcounts and pay rates for the same period.

(3)

Audit fee and other professional fee to fulfill the obligation as a listing company - increase $40,559 or 79% for the six months ended and $32,2232 or 162% for three months ended June 30, 2010 as compared to last year.  The increase was mainly due to the increment by the services provider.

(4)

Rent and rates - increase $31,783 or 21% for the six months ended and $28,195 or 45% for three months ended June 30, 2010 as compared to last period. The increase was mainly due to expansion of the business and which was related to revenue growth.

We anticipate that our operating expenses will increase in future periods, as we increase sales and marketing operations, and fulfill our obligation as a listing company under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, guarantee fee receivable was $15,460, as compared to a December 31, 2009 balance of $790. As of June 30, 2010, customer collateral was $6,251,253, as compared to a December 31, 2009 balance of $3,729,734. These changes were due to the increase of the tender and surety guarantee business.  As of June 30, 2010, deferred revenue was $554,821, as compared to deferred revenue of $364,636 as of December 31, 2009.

For the six months ended June 30, 2010, cash provided by operating activities totaled $2,234,747. This was primarily due to the net income for the period plus increase in deferred revenue and income tax payable, partially offset by the increase in guarantee fee receivables, prepayments and other receivable and decrease in accrued liabilities and other payable.

For the six months ended June 30, 2010, cash used in investing activities amounted to $1,756,764. The use of funds was mainly due to the payment on loan receivable, purchase of plant and equipment and the change in restricted cash, net of customer collateral.

As of June 30, 2010, we owed $55,410 to Mr. Guokang Tu, a director. The loan was unsecured, interest-free, and has no fixed repayment terms.

As of June 30, 2010, our balance sheet reflects total assets of $14,999,208 and total liabilities of $8,437,016. The Company had bank and cash equivalents of approximately $1,041,275 as of June 30, 2010.

As of June 30, 2010, the Company had surety and tendering guarantees outstanding resulting in restricted cash of approximately $6,251,253 from customer collateral and $2,372,575 for escrow deposits at the bank. Restricted cash represents (i) funds received from customers for the purpose of trust deposits held at the banks by the Company to pledge against the surety and tendering guarantee under the contractual guarantee period and (ii) escrow deposits as security to the bank for the provision of banking surety guarantee service. Such restricted cash under item (i) is an asset of the Company and is recorded as customer collateral payable to the customers upon the expiry of the guarantee contracts.

As of June 30, 2010, the loans receivable consist of the followings:

Due from Party A	$2,272,126

Due from Party B	2,363,188
$4,635,314

The Company entered into loan agreements to provide financing to Party A and Party B as general working capital and both of these Parties are independent third parties of the Company.

The loan to Party A is unsecured, interest bearing at 2.52% per annum and payable on October 31, 2010 to June 30, 2011 in the terms of 12 months.

The loan to Party B is unsecured, interest bearing at 2.52% per annum and payable on December 31, 2010 to June 30, 2011 in the terms of 12 months.

The demand for loans to small and medium size enterprises in China is expected to remain high and the Company is exploring new business to provide full spectrum of financial services to customers. We believe that this will greatly enhance the level of services that we provide to our customers and further expand our market share in the financing services business.

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

As of June 30, 2010, we had total future lease commitments under non-cancelable operating leases of $252,659. We currently have working capital sufficient to fund these lease commitments.

As of June 30, 2010, we had contingent liabilities in respect of guarantees granted under the surety and tendering guarantee services business in the aggregate amount of $124,365,699. As of June 30, 2010, the Company has 826 surety and tendering guarantees outstanding. If the Company’s customers fail to complete their performance obligation in a timely manner so that the Company is obligated to pay on its guarantees, the Company would have the maximum potential amount of future payments of approximately $124,365,699 (RMB846,756,296) in total.  We have significant concentration of risk related to our guarantees of potential loss if our customers fail to complete their performance obligations under the surety guarantees in a timely manner.  To reduce these potential losses, we hold collateral in the form of cash equivalents, which are reflected in customer collateral on the balance sheets as they are held in restricted cash in our name.

Provision for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through June 30, 2010. However, the uncertainty in macroeconomic factors and the uncertainty of the effect of any current or future government actions to the global economic crisis make forecasting of default rates increasingly imprecise. The Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. For the six months ended June 30, 2010 and 2009, the Company experienced no actual guarantee loss claims. At June 30, 2010, the Company has accrued $563,184 on the provision for guarantee losses for any potential claims.

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and chief financial officer also concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the most recent fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Date:  August 5, 2010

By: /s/ Mengyou Tong, Chief Financial Officer

Date:  August 5, 2010