Form 10-Q
period 2010-09-30
SINO ASSURANCE INC.
filed 2010-11-08
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of September 30, 2010, there were 60,000,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

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

29

ITEM 1. LEGAL PROCEEDINGS

29

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

29

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

29

ITEM 4. (REMOVED AND RESERVED)

29

ITEM 5. OTHER INFORMATION

29

ITEM 6. EXHIBITS

29

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The condensed consolidated financial statements of Sino Assurance Inc. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended December 31, 2009.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,565,431	$559,105
Restricted cash	10,596,419	5,817,191
Guarantee fee receivable	27,331	790
Prepayments and other receivable	438,996	203,196
Loans receivable	5,355,250	3,263,032
Total current assets	17,983,427	9,843,314

Non-current assets:
Plant and equipment, net	344,480	275,232
TOTAL ASSETS	$18,327,907	$10,118,546

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable, trade	$22,603	$7,004
Customer collateral	7,499,549	3,729,734
Deferred revenue	637,631	364,636
Amount due to a related party	75,749	59,582
Income tax payable	293,296	29,113
Deferred tax liabilities	917,430	345,577
Accrued liabilities and other payable	957,316	576,768
Total current liabilities	10,403,574	5,112,414

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 60,000,000 shares issued and outstanding, respectively	60,000	60,000
Additional paid-in capital	2,915,121	2,915,121
Accumulated other comprehensive income	324,868	172,065
Statutory reserve	158,314	158,314
Retained earnings	4,466,030	1,700,632
Total stockholders’ equity	7,924,333	5,006,132
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,327,907	$10,118,546

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
REVENUES, NET
Guarantee fee income	$2,981,863	$1,708,504	$7,230,368	$3,299,825
Interest income	53,041	25,628	113,838	90,170
Total revenues, net	3,034,904	1,734,132	7,344,206	3,389,995

COST OF REVENUE	524,677	420,271	1,292,481	870,701

GROSS PROFIT	2,510,227	1,313,861	6,051,725	2,519,294

Operating expenses:
Depreciation	26,504	20,284	82,043	61,386
Selling, general and administrative	706,813	576,298	1,955,454	1,430,698
Provision for guarantee losses	163,687	56,359	400,883	165,956
Total operating expenses	897,004	652,941	2,438,380	1,658,040

INCOME FROM OPERATIONS	1,613,223	660,920	3,613,345	861,254

Other income (expense):
Other income	-	-	-	2,288
Other expense	-	(1,589)	-	(15,093)

INCOME BEFORE INCOME TAXES	1,613,223	659,331	3,613,345	848,449

Income tax expense	(376,984)	(144,262)	(847,947)	(154,047)

NET INCOME	$1,236,239	$515,069	$2,765,398	$694,402

Other comprehensive income:
- Foreign currency translation gain	125,902	3,532	152,803	7,388

COMPREHENSIVE INCOME	$1,362,141	$518,601	$2,918,201	$701,790

Net income per share – basic and diluted	$0.02	$0.01	$0.05	$0.01

Weighted average common stock outstanding – basic and diluted	60,000,000	60,000,000	60,000,000	60,000,000

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$2,765,395	$694,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	82,043	61,386
Loss on disposal of plant and equipment	1,183	7,490
Provision for guarantee losses	400,883	165,956
Deferred tax expense	554,876	6,669
Changes in operating assets and liabilities:
Guarantee fee receivable	(26,064)	(301,037)
Prepayments and other receivable	(232,788)	(36,472)
Accounts payable, trade	15,185	(52,304)
Advances from customers	-	23,035
Deferred revenue	260,816	(137,342)
Income tax payable	259,004	146,747
Accrued liabilities and other payable	(38,711)	(54,833)

Net cash provided by operating activities	4,041,822	523,697

Cash flows from investing activities:
Change in restricted cash, net of customer collateral	(949,296)	(421,022)
(Payment on) repayment from loans receivable	(1,984,092)	847,233
Proceeds from disposal of plant and equipment	290	835
Purchase of plant and equipment	(145,947)	(2,929)

Net cash (used in) provided by investing activities	(3,079,045)	424,117

Cash flows from financing activities:
Advance from a related party	14,930	-

Net cash provided by financing activities	14,930	-

Effect of exchange rate changes in cash and cash equivalents	28,619	898

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,006,326	948,712

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	559,105	90,158

CASH AND CASH EQUIVALENT, END OF PERIOD	$1,565,431	$1,038,870

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$32,368	$3,116
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Retained earnings	Total stockholders’ equity
	No. of shares	Amount

Balance as of January 1, 2010	60,000,000	$60,000	$2,915,121	$172,065	$158,314	$1,700,632	$5,006,132

Net income for the period	-	-	-		-	2,765,398	2,765,398

Foreign currency translation adjustment	-	-	-	152,803	-	-	152,803
Balance as of September 30, 2010	60,000,000	$60,000	$2,915,121	$324,868	$158,314	$4,466,030	$7,924,333

See accompanying notes to condensed consolidated financial statements

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

In the opinion of management, the consolidated balance sheet as of December 31, 2009 which has been derived from the audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010 or for any future period.

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

Details of subsidiaries and variable interest entity

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered capital	Effective interest held

Linking Target Limited (“LTL”)	British Virgin Islands (“BVI”), a limited liability company	Investment holding	1 issued shares of US$1 each	100%

Century Maker Limited (“CML”)	Hong Kong, a limited liability company	Investment holding	1 issued shares of HK$1 each	100%

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

•

Restricted cash

The Company mainly maintains restricted cash at financial institutions in the PRC, which are insured by the People’s Bank of China.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

Depreciation expenses for the three months ended September 30, 2010 and 2009 were $26,504 and $20,284, respectively.

Depreciation expenses for the nine months ended September 30, 2010 and 2009 were $82,043 and $61,386, respectively.

•

Impairment of long-life assets

Long-lived assets primarily include plant and equipment. In accordance with the provisions of Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value using a undiscounted cash flow analysis. There has been no impairment as of September 30, 2010.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

•

Provision for guarantee losses

In connection with the nature of its guarantor business, the Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. Provision for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through September 30, 2010.

For the nine months ended September 30, 2010 and 2009, the Company has recognized $400,883 and $165,956 on the provision for guarantee losses for any potential claims.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•

Income taxes

The provision for income taxes is determined in accordance with ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For the nine months ended September 30, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2010, the Company did not have any significant unrecognized uncertain tax positions.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective periods:

	September 30, 2010	September 30, 2009
Period-end RMB : US$1 exchange rate	6.6981	6.8376
Average period RMB : US$1 exchange rate	6.8164	6.8425

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

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

•

Financial instruments

Cash and cash equivalents, restricted cash, guarantee fee receivable, prepayments and other receivable, accounts payable, customer collateral, deferred revenue and amount due to related parties, income tax payable, accrued liabilities and other payable are carried at cost which approximates fair value. The estimated fair value of loans receivable was $5.4 million as of September 30, 2010, based on current market prices or interest rates. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income for each period.

•

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In April 2010, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

In July 2010, the FASB issued an accounting standards update to require further disaggregated disclosures that improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. This update will be effective for the Company in the second quarter of fiscal 2011, except for the disclosures relating to activity that occurred during a reporting period which is effective for the Company in the third quarter of fiscal 2011. Since this update addresses only disclosures related to credit quality of financing receivables and the

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

allowance for credit losses, it is not expected that the adoption of this update will have a material impact on the Company’s financial position, results of operations or cash flows.

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

As of September 30, 2010, the Company had surety and tendering guarantees outstanding resulting in restricted cash with approximately $7,499,549 from customer collateral and $3,096,870 for escrow deposits at the bank.

NOTE－5

LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Due from Party A, in a term of 12 months, repayable on October 31, 2010, with an interest rate of 2.52% per annum payable at its due date	$537,467	$877,552

Due from Party A, in a term of 12 months, repayable on November 30, 2010, with an interest rate of 2.52% per annum payable at its due date	597,184	585,035

Due from Party A, in a term of 12 months, repayable on December 31, 2010, with an interest rate of 2.52% per annum payable at its due date	742,001	726,906

Due from Party A, in a term of 12 months, repayable on June 30, 2011, with an interest rate of 2.52% per annum payable at its due date	74,648	-

Due from Party B, in a term of 12 months, repayable on December 31, 2010, with an interest rate of 2.52% per annum payable at its due date	1,095,833	1,073,539

Due from Party B, in a term of 12 months, repayable on March 31, 2011, with an interest rate of 2.52% per annum payable at its due date	1,171,974	-

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Due from Party B, in a term of 12 months, repayable on June 30, 2011, with an interest rate of 2.52% per annum payable at its due date	134,366	-

Due from Party B, in a term of 12 months, repayable on September 30, 2011, with an interest rate of 2.52% per annum payable at its due date	1,001,777	-
Total:	$5,355,250	$3,263,032

NOTE－6

ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable consisted of following:

	September 30, 2010	December 31, 2009

Business tax payable	$51,200	$80,294
Provision for guarantee losses	738,403	323,717
Accrued payroll and employee welfare	114,098	109,163
Accrued operating expenses	32,527	41,957
Other tax payable	14,958	16,185
Other payable	6,130	5,452
	$957,316	$576,768

NOTE－7

INCOME TAXES

For the nine months ended September 30, 2010 and 2009, the local (United States) and foreign components of income from operations before income taxes were comprised of the following:

	Nine months ended September 30,
	2010	2009
Tax jurisdictions from:
– Local	$-	$-
– Foreign	3,613,345	848,449
Income before income taxes	$3,613,345	$848,449

The provision for income taxes consisted of the following:

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2010	2009
Current:
– Local	$-	$-
– Foreign	293,071	147,378

Deferred:
– Local	-	-
– Foreign	554,876	6,669
Income tax expense	$847,947	$154,047

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

Hong Kong

CML is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. For the nine months ended September 30, 2010, CML does not have operations in Hong Kong.

The PRC

The Company generated substantially its net income from its subsidiary, ZHJ and its VIE, CCG in the PRC. ZHJ and CCG are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%.

CCG is registered and operate in Shenzhen City, the PRC and is recognized as “Enterprise Located in Special Economic Zone”. As a result, the Company is entitled to Corporate Income Taxes (“CIT”) at a preferential tax rate of 15%. For the nine months ended September 30, 2010 and 2009, the Company has established various provincial and municipal branches, as well as representative offices in the PRC, which are generally subject to the statutory tax rate of 25%. Under a transitional policy under the CIT Law, CCG will continue to enjoy the unexpired tax holiday in a special economic zone in Shenzhen City and its applicable tax rate will be increased progressively to 25% over a 5-years’ period, starting from January 1,

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

2008.

The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2010 and 2009 is as follows:

	Nine months ended September 30,
	2010	2009

Income before income taxes	$3,613,345	$848,449
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	903,336	212,112

Effect of tax holiday	(57,764)	(26,226)
Effect of non-taxable items	(18,251)	(35,076)
Effect of non-deductible items	18,927	3,237
Under-provision in prior year	1,699	-
Income tax expense	$847,947	$154,047

The following table sets forth the significant components of the aggregate deferred tax assets and liabilities of the Company as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Deferred tax assets:
Deferred revenue	$(149,843)	$(79,936)

Deferred tax liabilities:
Provision for guarantee losses	1,067,273	425,513
Deferred tax liabilities, net	$917,430	$345,577

NOTE－8

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers

For the three and nine months ended September 30, 2010, one customer represented more than 10% of the Company’s revenue.

For the three and nine months ended September 30, 2009, there is no customer who accounts for 10% or more of the Company’s revenues.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

(b)

Major vendors

For the three and nine months ended September 30, 2010 and 2009, there is no vendor who accounts for 10% or more of the Company’s purchases.

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

NOTE－9

COMMITMENTS AND CONTINGENCIES

(a)

Operating lease commitments

The Company was committed under various non-cancelable operating leases with fixed monthly rentals, due through September 2015. Total rent expenses for the nine months ended September 30, 2010 and 2009 was $294,316 and $230,574, respectively.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

As of September 30, 2010, future minimum rent payments due under various non-cancelable operating leases in the next five years are as follows:

Years ending September 30:
2011	$531,371
2012	384,131
2013	241,448
2014	241,448
2015	241,448
Total:	$1,639,846

(b)

Guarantees

As of September 30, 2010, the Company has 661 surety and tendering guarantees outstanding. If the Company’s customers fail to complete their performance obligation in a timely manner so that the Company is obligated to pay on its guarantees, the Company would have the maximum potential amount of future payments of approximately $118,521,492 (RMB793,868,806) in total.

Provision for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through September 30, 2010. However, the uncertainty in macroeconomic factors and the uncertainty of the effect of any current or future government actions to the global economic crisis make forecasting of default rates increasingly imprecise. The Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. For the nine months ended September 30, 2010 and 2009, the Company experienced no actual guarantee loss claims. At September 30, 2010, the Company has accrued $738,403 on the provision for guarantee losses for any potential claims.

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

3.

According to the Strategic Development Plan published by the Ministry of Railways, we are going to establish branches in He Bei and Shaanxi and they would explore more market opportunities by placing extra attention to the railway bidding market.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2009 AND THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2009

Net revenue

Net revenue for the nine months ended September 30, 2010, was $7,344,206 as compared to $3,389,995 for the same period in 2009. The increase of $3,954,211 or approximately 117% was due to significant year-over-year growth of our customer base in the tender and surety guarantee business and market share in China. The gross margin increased to 82% from 74% for the nine months ended September 30, 2010, due to tightening of control of our cost of sales.  As a result, the percentage increase in cost of sales for the period was substantially less than the percentage increase in guarantee fee income.

Net revenue for the three months ended September 30, 2010, was $3,034,904 as compared to $1,734,132 for the same period in 2009. The increase of $1,300,772 or approximately 75% was due to significant year-over-year growth of our customer base in the tender and surety guarantee business and market share in China. The gross margin increased to 83% from 75% for the three months ended September 30, 2010, due to tightening of control of our cost of sales.  As a result, the percentage increase in cost of sales for the period was substantially less than the percentage increase in guarantee fee income.

Net income before tax

Net income before tax for the nine months ended September 30, 2010 was $3,613,345 compared to $848,449 for the same period in 2009, an increase in pre-tax net income of $2,764,896, or approximately 326%. The increase in pre-tax net income was a result of the fact that we tightened control of our selling, general and administrative expenses during the period, and also employed more agents to promote our guarantee business which resulted in an increase in guarantee fee income from bank referrals.

Net income before tax for the three months ended September 30, 2010 was $1,613,223 compared to $659,331 for the same period in 2009, an increase in pre-tax income of $953,892, or approximately 145%.  The increase in pre-tax net income was a result of the fact that we tightened control of our selling, general and administrative expenses during the period, and also employed more agents to promote our guarantee business which resulted in an increase in guarantee fee income from bank referrals.

Operating expenses

Total operating expenses were $2,438,380 for the nine months ended September 30, 2010, as compared to $1,658,040 for the same period in 2009.  The increase of $780,340 or 47% was primarily due to the increase in depreciation, staff costs, provision for guarantee losses, rent and rate, audit fee and other professional fee.

Total operating expenses were $897,004 for the three months ended September 30, 2010, as compared to $652,941 for the same period in 2009.  The increase of $244,063 or 37% was primarily due to the increase in depreciation, staff costs, provision for guarantee losses, rent and rate, audit fee and other professional fee.

The reasons for the increases in the major items are as follows:

(1)

Provision for guarantee losses - increase $234,927 or 142% for the nine months ended and $107,328 or 190% for three months ended September 30, 2010 as compared to last period. The increase was mainly due to increase of guarantee fee income for the same period.

(2)

Staff costs - increase $285,240 or 38% for the nine months ended and $64,313 or 22% for three months ended September 30, 2010 as compared to last period. The increase was mainly due to increase in headcounts and pay rates for the same period.

(3)

Audit fee and other professional fee to fulfill the obligation as a listing company - increase $53,095 or 53% for the nine months ended and $12,536 or 26% for three months ended September 30, 2010 as compared to last year.  The increase was mainly due to the increment by the services provider.

(4)

Rent and rates - increase $63,742 or 28% for the nine months ended and $31,959 or 39% for three months ended September 30, 2010 as compared to last period. The increase was mainly due to expansion of the business and which was related to revenue growth.

(5)

Depreciation - increase $20,657 or 34% for the nine months ended and $6,220 or 31% for three months ended September 30, 2010 as compared to last period. The increase was mainly due to our acquisition of additional fixed assets during the period.

We anticipate that our operating expenses will increase in future periods, as we increase sales and marketing operations, and fulfill our obligation as a listing company under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, guarantee fee receivable was $27,331, as compared to a December 31, 2009 balance of $790. As of September 30, 2010, customer collateral was $7,499,549, as compared to a December 31, 2009 balance of $3,729,734. These changes were due to the increase of the tender and surety guarantee business.  As of September 30, 2010, deferred revenue was $637,631, as compared to deferred revenue of $364,636 as of December 31, 2009.

For the nine months ended September 30, 2010, cash provided by operating activities totaled $4,041,822. This was primarily due to the net income for the period plus increase in deferred revenue and income tax payable, partially offset by the increase in guarantee fee receivables, prepayments and other receivable and decrease in accrued liabilities and other payable.

For the nine months ended September 30, 2010, cash used in investing activities amounted to $3,079,045. The use of funds was mainly due to the payment on loans receivable, purchase of plant and equipment and the change in restricted cash, net of customer collateral.

As of September 30, 2010, we owed $75,749 to Mr. Guokang Tu, a director. The loan was unsecured, interest-free, and has no fixed repayment terms.

As of September 30, 2010, our balance sheet reflects total assets of $18,327,907 and total liabilities of $10,403,574. The Company had bank and cash equivalents of approximately $1,565,431 as of September 30, 2010.

As of September 30, 2010, the Company had surety and tendering guarantees outstanding resulting in restricted cash of approximately $7,499,549 from customer collateral and $3,096,870 for escrow deposits at the bank. Restricted cash represents (i) funds received from customers for the purpose of trust deposits held at the banks by the Company to pledge against the surety and tendering guarantee under the contractual guarantee period and (ii) escrow deposits as security to the bank for the provision of banking surety guarantee service. Such restricted cash under item (i) is an asset of the Company and is recorded as customer collateral payable to the customers upon the expiry of the guarantee contracts.

As of September 30, 2010, the loans receivable consist of the followings:

Due from Party A	$1,951,300

Due from Party B	3,403,950
$5,355,250

The Company entered into loan agreements to provide financing to Party A and Party B as general working capital and both of these Parties are independent third parties of the Company.

The loan to Party A is unsecured, interest bearing at 2.52% per annum and payable on October 31, 2010 to June 30, 2011 in the terms of 12 months.

The loan to Party B is unsecured, interest bearing at 2.52% per annum and payable on December 31, 2010 to September 30, 2011 in the terms of 12 months.

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

As of September 30, 2010, we had total future lease commitments under non-cancelable operating leases of $1,639,846. We currently have working capital sufficient to fund these lease commitments.

As of September 30, 2010, we had contingent liabilities in respect of guarantees granted under the surety and tendering guarantee services business in the aggregate amount of $118,521,492. As of September 30, 2010, the Company has 661 surety and tendering guarantees outstanding. If the Company’s customers fail to complete their performance obligation in a timely manner so that the Company is obligated to pay on its guarantees, the Company would have the maximum potential amount of future payments of approximately $118,521,492 (RMB793,868,806) in total.  We have significant concentration of risk related to our guarantees of potential loss if our customers fail to complete their performance obligations under the surety guarantees in a timely manner.  To reduce these potential losses, we hold collateral in the form of cash equivalents, which are reflected in customer collateral on the balance sheets as they are held in restricted cash in our name.

Provision for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through September 30, 2010. However, the uncertainty in macroeconomic factors and the uncertainty of the effect of any current or future government actions to the global economic crisis make forecasting of default rates increasingly imprecise. The Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. For the nine months ended September 30, 2010 and 2009, the Company experienced no actual guarantee loss claims. At September 30, 2010, the Company has accrued $738,403 on the provision for guarantee losses for any potential claims.

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and chief financial officer also concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the most recent fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date:  November 8, 2010

By: /s/ Mengyou Tong, Chief Financial Officer

Date:  November 8, 2010