Form 10-K
period 2010-12-31
SINO ASSURANCE INC.
filed 2011-03-18
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number 0-50002

SINO ASSURANCE INC.

 (Exact name of registrant as specified in its charter)

Delaware	52-2175896
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

20th Floor, 6009 Yitian Road, New World Center, Futian District, Shenzhen, People’s Republic of China
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

 Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $24,711,540

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  60,200,000 shares of the registrant’s common stock, $0.001 par value common stock outstanding as of March 18, 2011.

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

As a result of the change of control, we changed the focus of our business operations to concentrate on the business activities carried on by LTL.

CCG is headquartered in Shenzhen China, and is in the business of providing a guarantee service to corporations and individuals in issuing and obtaining surety or tendering guarantees for this business operations and/or personal use.  The types of guarantees CCG provides include various project guarantees such as Project Bidding Guarantee, Performance Bond Guarantee, and Advance Payment Guarantee via its 19 branches located throughout China such as Beijing, Guangzhou, Dalian, Hangzhou, Nanjing, Chengdu, Ningbo, Qingdao, Chongqing, Changsha and Wuhan etc.  In exchange for CCG’s guarantee services, customers pay CCG a certain percentage of the surety amount as an upfront fee.

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

DESCRIPTION OF INDUSTRY

Chinese guarantee industry was born with the reform in market economic structure and the increase in social credit demand. It is an indispensable part to China’s market economy. Government promotes the development of this industry to accommodate the credit demand of small and medium-sized enterprise. It becomes an important part of China’s policy-oriented financial framework. Those future commercial guarantee companies will have broad prospects and would be the leaders of segment market. A market scale effect is not formed between the current commercial guarantee companies, so a vertical and horizontal integration will be a general trend for this industry. The rapid growth of Chinese guarantees industry will become an important force to promote the establishment of China’s credit system.

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

CCG has formed a long-term strategic cooperative relationship with four large state-owned banks and commercial banks including China Construction Bank, Shanghai Pudong Development Bank, Shenzhen Ping An Bank, Industrial and Commercial Bank of China.

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

EMPLOYEES

At the time of this report, SNAS had 155 employees, including 87 in sales and operations, and 68 in supporting and administrative functions.

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

We might require additional financing to fund operations or potential acquisitions.  If financing is not available, we might not be able to grow as we plan

At December 31, 2010, we had cash and cash equivalents of $7,074,893. However, in the future, we might be required to seek additional financing to fund operations or potential acquisition opportunities.  If we cannot raise sufficient capital, our ability to operate and to grow through acquisitions or otherwise respond to competitive pressures would be significantly limited.

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

PRC laws and our corporate structure may restrict our ability to receive dividends and payments from, and transfer funds to, our PRC operating company, which may negatively affect our results of operations and restrict our ability to act in response to changing market conditions. Substantially all of our operations are conducted through our PRC operating company, CCG. The ability of our PRC operating company to make dividend and other payments to us may be restricted by factors such as changes in applicable foreign exchange and other laws and regulations. For example, under the State Administration of Foreign Exchange (“SAFE”) regulations discussed above, the foreign exchange activities of our present or prospective PRC subsidiaries are conditioned upon the compliance with the SAFE registration requirements by the shareholders of our offshore entities who are PRC residents. Failure to comply with these SAFE registration requirements may substantially restrict or prohibit the foreign exchange inflow to and outflow from our PRC subsidiaries, including, remittance of dividends and foreign currency denominated borrowings by these PRC subsidiaries. In addition, our PRC operating company is required, where applicable, to allocate a portion of its net profit to certain funds before distributing dividends, including at least 10% of its net profit to certain reserve funds until the balance of such fund has reached 50% of its registered capital. These reserves can only be used for specific purposes, including making-up cumulative losses of previous years, conversion to equity capital, and application to business expansion, and are not distributable as dividends. Our PRC operating company is also required, where applicable, to allocate an additional 5% to 10% of its net profits to a statutory common welfare fund. The net profit available for distribution from our PRC operating company is determined in accordance with generally accepted accounting principles in China, which may materially differ from a determination performed in accordance with U.S. GAAP. As a result, we may not receive sufficient distributions or other payments from this entity to enable us to make dividend distributions to our shareholders in the future, even if our U.S. GAAP financial statements indicate that our operations have been profitable.

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

Risks Related to Doing Business In China

Government control of currency conversion and exchange rate fluctuations may materially and adversely affect our business

All of our revenue and expenses are denominated in Renminbi, the currency of China. A portion of such revenue may be converted into other currencies to meet our foreign currency obligations. In addition, we incur approximately 4.5% of our expenses in foreign currencies, mostly for professional services such as auditors, attorneys and other intermediaries. Foreign exchange transactions under our capital account, including principal payments with respect to foreign currency-denominated obligations, continue to be subject to significant foreign exchange controls and require the approval of the SAFE in China. These limitations could affect our ability to obtain foreign exchange through debt or equity financing or to obtain foreign exchange for capital expenditures.

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

-

changes in China’s political, economic and social conditions;

-

changes in policies of the government or changes in laws and regulations, or the interpretation of laws and regulations;

-

changes in foreign exchange regulations;

-

measures that may be introduced to control inflation, such as interest rate increases; and

-

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

SNAS rents its facilities from companies owned by the third parties.  As of December 31, 2010, SNAS leased approximately 2,906 square meter of office space for its operations.  Its current leased properties are:

Location	Size	Description

Shenzhen, China	817 sq. m	Headquarters

Others, China	2,089 sq. m	Branches

SNAS’s current total rental payment for its facilities is approximately US$399,163 in the fiscal year 2010.  We intend to renew both of these leases upon their expiration.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares are approved for trading on the OTC Bulletin Board under the symbol SNAS.

The following table sets forth the quarterly high and low sales prices of a share of our common stock as reported by the OTC Bulletin Board for the periods indicated. The quotations listed below reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	Closing Bid Prices
	High	Low
Year Ended December 31, 2010
1st Quarter	$0.200	$0.200
2nd Quarter	0.595	0.200
3rd Quarter	0.595	0.350
4th Quarter	0.500	0.500
Year Ended December 31, 2009
1st Quarter	$1.000	$1.000
2nd Quarter	1.000	0.070
3rd Quarter	0.070	0.050
4th Quarter	0.200	0.060

None of SNAS’s common equities are subject to any outstanding options, warrants to purchase, or securities convertible into, common stock.

As of December 31, 2010, SNAS had 60,200,000 shares of common stock issued and outstanding.  The shares are held by 126 stockholders of record.

On or about January 14, 2010, the Company issued 200,000 shares of restricted stock to an investment banker to exchange the exclusive corporate finance advisory services

SNAS currently has no securities authorized for issuance under any equity compensation plans.  SNAS has never declared any cash dividends on its common stock and does not anticipate declaring dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

Management Team's 2011 Operational Plan

I.     Operational Environment of Year 2011

1.

In terms of legal environment, the country has established the Assurance Law framework based on two basic legislations, known as the "Contract Law" and the "Civil Law", the whole framework is further pivoted on the "Assurance Law" as supplemented by the Judicial Interpretation to it. Recently, in addition to the already existing fundamental laws and regulations that govern the industry of assurance (e.g. the "Company Law"); the country has passed the first "Property Law".

2.

With regard to the policy aspect, in order to regulate the assurance business while promoting the growth of this industry, relating governmental bodies have enacted a series of laws, regulations and policies represented by the "Small to Medium Enterprises Promoting Law", the “Interim Administrative Rules Guiding the Risk Control Work of Small to Medium Enterprises Engaged in the Assurance Business", the "Notice Regarding the Establishment of Credit Assurance System for Small to Medium Enterprises ", the "Administrative Rules for Small-Sum Guaranteed Loan for Unemployed Persons", the "Trial Methods for Undertaking Housing Credit Insurance Business" and the "Certain Trial Rules for the Introduction of Construction Contract Guarantee in Real Estate Developing

Projects". All such rules and regulations have on one hand described the common practices of the assurance industry, strengthened the management of risk control, and on the other hand improved the industrial environment of the assurance business, thus have expanded the assurance business scope and boosted the growth of this industry.

3.

As for the credit environment, the gradual establishment of social credit system in China has attracted the general public's attention. It is emphasized during the 16th National Congress of Communist Party of China that the country will start to straighten up and improve the order of the market economy, and will implement the construction work of social credit system as a strategic task. It is further clearly stated by the Third Plenary Sessions of the Sixteenth Central Committee that: “the whole society's credit awareness shall be enhanced, the social credit system shall be established with the morality as the prop, the property as the foundation and the law as the assurance. Within the scope of five years, the basic framework and operational mechanism for China's social credit system shall be completed."

II.   Market Opportunity

1.

In the field of construction projects, with 385.6 billion central government budget arranged and 200 billion local government bonds promised as stated in the plan of the state government, six key areas will be given priority for development, the prior two areas are the social welfare housing development, the construction projects for rural infrastructure and the construction projects for the improvement of rural citizen’s livelihood. Meanwhile, almost all local governments have identified their own significant construction projects, for instance, the city of Beijing plans to invest 161 billion RMB in year 2011 to develop 230 key projects, which represents a 15% growth comparing with last year. These important projects include the construction of Beijing’s new airport and connected highways, the establishment of the new airport surrounding economic zone in southern Beijing, the infrastructure construction projects for rail transit facilities and urban roads, the reconstruction of the old town and the urbanization of 50 major villages. Xinjiang province, however, will continue to invest in the fields of railway, highway, pipelines, and electric power facilities. The provincial government of Xinjiang has identified 252 important projects with 40 projects newly launched; the budget has been loaded with over 150 billion RMB. By the end of September 2010, the total turnover of China’s project contract undertaken abroad has exceeded 400 billion USD with the contract amount reaching 642.3 billion USD. From January 2010 to September 2010, completed turnover of China’s project undertaken abroad has increased by 16.6% and reached the amount of 59.3 billion USD, the total amount of newly signed contracts also reached 81.98 billion USD. As for the performance guarantee business, the letter of guarantee for foreign contract performance alone, calculated as of 10% of the total contract amount, will account for 6 billion USD.

2.

As for the sector of railway material purchase, according to the announcement of the Ministry of Railways, China’s railway fixed assets investment will be around 850 billion

RMB with 700 billion RMB known as investment for infrastructure. Based on the national collection of completion indicators for major railway development projects as released by the Ministry of Railways on February 12th, last year’s railway related fixed assets investment has increased by 18.8% comparing with the figure of 702 billion RMB of year 2009. Meanwhile, last year’s railway infrastructure investment has also increased by 18.1% comparing with the figure of 600.4 billion RMB of year 2009. Drawing a comparison between the two types of investments in previous two years, it could be noted that the scale of infrastructure investment remains unchanged while the fixed assets investment has been expanded.

3.

Other business sectors. The State Grid has revealed in its annual working conference that, in the next five years, four major areas that will be preferentially developed, are the extra-high voltage, the smart grid, the new round of rural grid construction and the internationalization. The Annual Working Plan of State Grid has mapped out that the investment for smart transformer substation will grow by 2000%, the investment for distribution automation will grow by 100%, and the intelligent ammeter will grow by 4%. Thus, it could be expected that demands for the letter of guarantee business for the State Grid’s purchase of power equipment and the grid construction projects will also experience a tide of considerable growth.

III.   2011 Market Expansion Proposal and Safeguard Measures

Market Expansion Proposal (Research for New Products and Market)

1.

The Company will accelerate the process of expansion by targeting new markets, 5 subsidiaries will be established in 2011 to make the sales network covering all major medium to large cities of China. Additionally, the sales model will be diversified to comprehensively use the sales modes of call-center, internet and shop-at-home.

2.

The Company will further extend its business scope, by strengthening the existing relationship with China Construction Bank and Shanghai Pudong Development Bank, to acquire more favorable treatments for the company’s existing business and broaden the business scope.

3.

The Company will endeavor to create more products to further cultivate the letter of guarantee business for railway material purchase as well as touching the business of commercial letter of guarantee and the international letter of guarantee, for example: Letter of Guarantee of International Leasing, Performance Guarantee Letter for Commercial Property, Letter of Guarantee for International Projects, Letter of Guarantee for Temporary Custom Import Tax and the Letter of Guarantee for the Risk Security for foreign labor cooperation.

Safeguard Measures

1.

The Company will develop innovative risk control mechanism to reduce the risk. The guarantee industry is a high risk industry, and one negative business may bring in tremendous burden to the operation of the company. To effectively avoid the risk, the internal control system needs to be enhanced and improved. The Company will set up a project assessment panel in 2011 to build up a risk-control and discussion mechanism to ensure a steady growth of business with comparatively low risks.

2.

The Company will try to ensure the talent-oriented developing strategy by redesigning the current employing mechanism. As a new industry in China, the assurance industry is often quoted as a high risky and strongly professional industry, thus this industry would impose strict requirements for the practitioners. Inferring from the development status of the whole country’s assurance entities, lack of human resource now becomes a universal phenomenon. In order to promote sustainable development, the Company will start to form a professional team in 2011. Also, the Company will recruit intelligent graduates from developed regions such as Beijing, Shanghai and Shenzhen to establish a better environment for educating and selecting talents, while creating a better employing and reserve of talents system.

3.

The Company will continue to be client-centric in 2011, the whole Company will act more closely and professionally to increase clients’ confidence in the company. Post-sale service will become the major task in year 2011, the Company’s service will not end when the client makes the purchase, instead, the Company will track the new status of the client after the service to promptly reduce the business risks and maintain a good relationship between the Company and clients.

4.

The Company will reinforce the communication with business partners by more actively participating in various activities organized by the industrial association, the construction bodies and the cooperating banks. Therefore, the Company will be able to acquire the most up-to-date information of the industry, to embrace the new operational theories to enable the Company to develop in the same pace of time.

We do not have any material off-balance sheet arrangements.

RESULTS OF OPERATIONS

Year Ended December 31, 2010 compared with 2009

Net revenue: Net revenue for the year ended December 31, 2010, was $12,152,741 as compared to $6,201,287 for the same period in 2009. The increase of $5,951,454 or approximately 96% was due to achieved significant year-over-year growth of our customer base in the tender and surety guarantee business and market share in China. The gross margin increased to 85% from

78% for the year ended December 31, 2009, it was due to increase in the percentage of the guarantee fee income, and tightening of control of our cost of sales.

Income before income tax: Income before income tax for the year ended December 31, 2010 was $6,514,978 compared with $2,602,750 for the whole year of 2009. The increase was mainly due to increase in guarantee fee income by increasing bank referral business and employed more agents to promote guarantee business, and tightening of control of our selling, general and administrative expenses.

Operating expenses: Total operating expenses were $3,713,837 for year ended December 31, 2010, as compared to $2,190,331 for the same period in 2009.  The increase of $1,523,506 or 70% was mainly due to increase in provision of guarantee losses, rent, depreciation and staff cost. The reasons for the changes in the major items are as follows:

(1)

Provision of guarantee losses - increase by $575,610 or 552% from $104,273 in 2009 to $679,883 in 2010. The increase was mainly due to the increase in revenue.

(2)

Rent - increase by $98,703 or 33% from $300,460 in 2009 to $399,163 in 2010. The increase was mainly due to expansion of the business during the year 2010.

(3)

Depreciation - increase by $27,631 or 33 % from $83,507 in 2009 to $111,138 in 2010. The increase was primarily due to the addition of fixed assets during the year 2010.

(4)

Staff costs - increase by $453,121 or 43 % from $1,063,571 in 2009 to $1,516,692 in 2010. The increase was mainly due to increase in headcounts and pay rates during the year of 2010.

We anticipate that our operating expenses will increase in future periods, as we increase sales and marketing operations, and fulfill our obligation as a listing company under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For the year ended December 31, 2010, cash provided by operating activities totaled $8,043,993 compared to $2,658,199 for the fiscal year ended December 31, 2009. The receipt of funds was primarily due to net income for the year plus increase in income tax payable, deferred revenue, trade payable, accrued liabilities and other payable, and off-set by increase in guarantee fee receivable, prepayment and other receivable.

For the year ended December 31, 2010, cash used in investing activities amounted to $1,722,022 compared to $2,189,731 for the fiscal year ended December 31, 2009. The use of funds was for the purchase of plant and equipment, advances for loans receivable, as well as change in restricted cash, net of customer collateral, which partially offset by the receipts from loans receivable.

Assets and liabilities

For the year ended December 31, 2010, the Company’s balance sheet reflects total current assets of $23,247,141 and total current liabilities $13,345,486. These items increase by $13,403,827 (or 136%) and $8,233,072 (or 161%) respectively as compared to the year ended December 31, 2009. The increase of total current assets was mainly due to increase of cash and cash equivalents, restricted cash, prepayments and other receivable, partially offset by decrease in loans receivable. The increase in total current liabilities was mainly due to increase in accounts payable, customer collateral, deferred revenue, income tax payable, deferred tax liabilities, accrued liabilities and other payable.

As of December 31, 2010, cash and cash equivalent was $7,074,893, as compared to December 31, 2009 balances of $559,105. The increase was mainly due to the increase in cash generated from operation. As of December 31, 2010, restricted cash and customer collateral was $13,050,117 and $8,830,517 respectively, as compared to December 31, 2009 balances of $5,817,191 and 3,729,734 respectively. The increase was mainly due to the increase of the tender and surety guarantee business.  As of December 31, 2010, deferred revenue was $915,847 as compared to $364,636 for the same period in 2009.  The increase was due to the increase of surety guarantee business with which the services lasted for more than one year. As of December 31, 2010, accrued liabilities and other payable was $1,455,009 as compared to $576,768 for the same period in 2009.  The increase was due to the increase in provision for guarantee loss which in line with the increase in revenue.

The Company maintained cash and cash equivalent $7,074,893 as of December 31, 2010. The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the expansion of our operating capacity, and the continuing market acceptance of our services.

As of December 31, 2010, The Company owed $61,614 to Mr. Guokang Tu, a director. The loan was unsecured, interest-free with no fixed repayment term.

As of December 31, 2010, The Company had surety and tendering guarantees outstanding resulting in restricted cash with approximately $8,830,517 from customer collateral and $4,219,600 for escrow deposits at the bank. Restricted cash represents (i) fund received from customers for the purpose of trust deposits held at the banks by the Company to pledge against the surety and tendering guarantee under the contractual guarantee period and (ii) escrow deposits as security to the bank for the provision of banking surety guarantee service. Such restricted cash under item (i) is an asset of the Company and is recorded as customer collateral payable to the customers upon the expiry of the guarantee contracts.

In December 2010, the Company also provided a loan sum of $2,842,001 to Party B in a term of 12 months, receivable by December 30, 2011, with an interest rate of 2.52% per annum payable at its due date.

For the year ended December 31, 2010, The Company had the total future lease commitments under non-cancellable operating leases are $1,135,820. The Company currently has working capital sufficient to fund these lease commitments.

As of December 31, 2010, The Company has contingent liabilities in respect of guarantees granted under the surety and tendering guarantee services business in the aggregate amount of $118,543,088. As of December 31, 2010, The Company has 514 surety and tendering guarantees outstanding. If all the Company’s customers fail to complete their performance obligation in a timely manner so that the Company is obligated to pay on its guarantees, the Company would have the maximum potential amount of future payments of approximately $118,543,088 (RMB783,783,186) in total. The Company has significant concentration risk related to its guarantees on potential loss if the customers fail to the completion of their performance obligation in a timely manner under the surety guarantees. To reduce these potential losses, the Company holds collateral in the form of cash equivalents, which are reflected in customer collateral on the balance sheets as they are held in restricted cash in the Company’s name.

Provision for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through December 31, 2010. However, the uncertainty in macroeconomic factors and the uncertainty of the effect of any current or future government actions to the global economic crisis make forecasting of default rates increasingly imprecise. The Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. The Company has no actual guarantee loss claims for during the year. At December 31, 2010, the Company has accrued $1,031,803 on the reserve for guarantee losses for any potential claims.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

For the years ended December 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in its own jurisdiction. As a result of its business activities, the Company files separate tax returns that are subject to examination by the foreign tax authorities. For the year ended December 31, 2010, the Company filed and cleared a 2009 tax return with its local tax authority in the PRC.

Provision for guarantee losses

In connection with the nature of its guarantor business, the Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. Provision for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through December 31, 2010.

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

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SINO ASSURANCE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sino Assurance Inc.

We have audited the accompanying consolidated balance sheets of Sino Assurance Inc. and its subsidiaries (“the Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders’ equity and for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

HKCMCPA Company Limited

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited

(Formerly ZYCPA Company Limited)

Certified Public Accountants

Hong Kong, China

March 18, 2011

SINO ASSURANCE INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$7,074,893	$559,105
Restricted cash	13,050,117	5,817,191
Guarantee fee receivables	18,003	790
Loans receivable, unsecured	2,842,001	3,268,244
Prepayments and other receivables	262,127	197,984
Total current assets	23,247,141	9,843,314

Non-current assets:
Plant and equipment, net	410,807	275,232
TOTAL ASSETS	$23,657,948	$10,118,546

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable, trade	$130,209	$7,004
Customer collateral	8,830,517	3,729,734
Deferred revenue	915,847	364,636
Amount due to a related party	61,614	59,582
Income tax payable	529,447	29,113
Deferred tax liabilities	1,422,843	345,577
Accrued liabilities and other payables	1,455,009	576,768
Total current liabilities	13,345,486	5,112,414

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 60,200,000 and 60,000,000 shares issued and outstanding, respectively	60,200	60,000
Additional paid-in capital	2,970,045	2,915,121
Accumulated other comprehensive income	468,837	172,065
Statutory reserve	332,153	158,314
Retained earnings	6,481,227	1,700,632
Total stockholders’ equity	10,312,462	5,006,132
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,657,948	$10,118,546

See accompanying notes to consolidated financial statements.

SINO ASSURANCE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2010	2009

REVENUES, NET
Guarantee fee income	$12,036,998	$6,132,725
Interest income	115,743	68,562
Total revenues, net	12,152,741	6,201,287

COST OF REVENUE	(1,923,926)	(1,411,503)

GROSS PROFIT	10,228,815	4,789,784

Operating expenses:
Depreciation	111,138	83,507
Selling, general and administrative	2,922,816	2,002,551
Provision for guarantee losses	679,883	104,273
Total operating expenses	3,713,837	2,190,331

INCOME FROM OPERATIONS	6,514,978	2,599,453

Other income:
Other income	-	3,297

INCOME BEFORE INCOME TAXES	6,514,978	2,602,750

Income tax expense	(1,560,544)	(443,835)

NET INCOME	$4,954,434	$2,158,915

Other comprehensive income:
- Foreign currency translation gain	296,772	8,226

COMPREHENSIVE INCOME	$5,251,206	$2,167,141

Net income per share – Basic and diluted	$0.08	$0.04

Weighted average common shares outstanding – Basic and diluted	60,192,222	60,000,000

See accompanying notes to consolidated financial statements.

SINO ASSURANCE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$4,954,434	$2,158,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	111,138	83,507
Stock based compensation	40,000	-
Loss on disposal of plant and equipment	1,995	7,492
Provision for guarantee losses	679,883	104,273
Deferred tax expense	1,039,244	345,390
Changes in operating assets and liabilities:
Guarantee fee receivable	(16,763)	16,797
Prepayments and other receivable	(55,980)	(71,455)
Accounts payable, trade	119,938	(63,890)
Deferred revenue	525,511	(37,599)
Income tax payable	487,044	84,309
Accrued liabilities and other payable	157,549	30,460

Net cash provided by operating activities	8,043,993	2,658,199

Cash flows from investing activities:
Change in restricted cash, net of customer collateral	(2,010,222)	(819,503)
Receipts from loans receivable	5,719,344	-
Advances on loans receivable	(5,194,926)	(3,266,476)
Receipts from notes receivable	-	1,900,335
Proceeds from disposal of plant and equipment	1,020	835
Purchase of plant and equipment	(237,238)	(4,922)

Net cash used in investing activities	(1,722,022)	(2,189,731)

Cash flows from financing activities:
Proceeds from capital contribution	15,124	-
Net cash provided by financing activities	15,124	-

Effect of exchange rate changes in cash and cash equivalents	178,693	479

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,515,788	468,947

CASH AND CASH EQUIVALENT, BEGINNING OF YEAR	559,105	90,158

CASH AND CASH EQUIVALENT, END OF YEAR	$7,074,893	$559,105

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$34,256	$15,235
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

SINO ASSURANCE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	(Accumulated deficit) retained earnings	Total stockholders’ equity
	No. of shares	Amount

Balance as of January 1, 2009	60,000,000	$60,000	$2,915,121	$163,839	$104,230	$(404,199)	$2,838,991

Net income for the year	-	-	-	-	-	2,158,915	2,158,915

Foreign currency translation adjustment	-	-	-	8,226	-	-	8,226

Appropriation to statutory reserve	-	-	-	-	54,084	(54,084)	-

Balance as of December 31, 2009	60,000,000	60,000	2,915,121	172,065	158,314	1,700,632	5,006,132

Common stock issued for service	200,000	200	39,800	-	-	-	40,000

Capital contribution from stockholders	-	-	15,124	-	-	-	15,124

Net income for the year	-	-	-	-	-	4,954,434	4,954,434

Foreign currency translation adjustment	-	-	-	296,772	-	-	296,772

Appropriation to statutory reserve	-	-	-	-	173,839	(173,839)	-
Balance as of December 31, 2010	60,200,000	$60,200	$2,970,045	$468,837	$332,153	$6,481,227	$10,312,462

See accompanying notes to consolidated financial statements.

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

The Company, through its subsidiaries and variable interest entity, is principally engaged in the provision of surety and tendering guarantees and financial service to corporations and individuals in the People’s Republic of China (the “PRC”).

Details of subsidiaries and variable interest entity

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered capital	Effective interest held

Linking Target Limited (“LTL”)	British Virgin Island (“BVI”), a limited liability company	Investment holding	1 issued shares of US$1 each	100%

Century Maker Limited (“CML”)	Hong Kong, a limited liability company	Investment holding	1 issued shares of HK$1 each	100%

Zhong Heng Jiang Investment Consulting (Shenzhen) Company Limited (“ZHJ”)	The PRC, a limited liability company	Provision of business consulting service in the PRC	RMB100,000	100%

China Construction Guaranty Company Ltd (“CCG”) #	The PRC, a limited liability company	Provision of guarantee and financial service in the PRC	RMB50,000,000	-

#

represents variable interest entity

SNAS and its subsidiaries including its variable interest entity are hereinafter collectively referred to as (“the Company”).

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

●

Use of estimates

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the years reported. Actual results may differ from these estimates.

●

Basis of consolidation

The consolidated financial statements include the accounts of SNAS and its subsidiaries and variable interest entity (“VIE”). All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company maintains cash accounts with a number of financial institutions in the PRC. As of December 31, 2010, the Company has cash concentration risk of $5,077,370 which held by two financial institutions in the PRC as follow:

Ping An Bank	$3,024,979
Zhongshan Xiaolan County Bank	2,052,391
$5,077,370

●

Restricted cash

The Company mainly maintains restricted cash in depository accounts with financial institutions in the PRC, which are generally insured by the People’s Bank of China.

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

Plant and equipment

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Expected useful lives	Residual value
Leasehold improvement	3-5 years	-
Furniture, fittings, office equipment	3-10 years	5%
Motor vehicles	5 years	5%

Expenditure for maintenance and repairs is expensed as incurred. The gain or loss on the disposal of plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the statement of operations.

●

Impairment of long-lived assets

Long-lived assets primarily include plant and equipment. In accordance with the provisions of Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value using an undiscounted cash flow analysis. There has been no impairment change for the years presented.

●

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

●

Revenue recognition

In accordance with ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

(a)

Guarantee revenue

The Company provides guarantees service to corporations and individuals in issuing and obtaining surety or tendering guarantees for their business operations and/or personal use. In exchange for the Company’s

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

●

Advertising expense

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred $8,195 and $21,149 for the years ended December 31, 2010 and 2009, respectively.

●

Provision for guarantee losses

In connection with the nature of its guarantor business, the Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. Provision for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through December 31, 2010.

For the years ended December 31, 2010 and 2009, the Company has recognized $679,883 and $104,273 on the provision for guarantee losses for any potential claims, respectively.

●

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and discloses in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the years ended December 31, 2010 and 2009, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2010, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in its own jurisdiction. As a result of its business activities, the Company files separate tax returns that are subject to examination by the foreign tax authorities. For the year ended December 31, 2010, the Company filed and cleared a 2009 tax return with its local tax authority in the PRC.

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

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective years:

	2010	2009
Year-end RMB : US$1 exchange rate	6.6118	6.8372
Annual average RMB : US$1 exchange rate	6.7788	6.8409

●

Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of operations and comprehensive income as and when the related employee service is provided.

●

Stock based compensation

For non-employee stock based compensation, the Company adopts ASC Topic 505-50, “Equity-Based Payments to Non-Employees”, stock based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC 718.

During the year ended December 31, 2010, the Company issued 200,000 shares of its common stock to a consultant for corporate financial advisory service at its grant date, at a fair market price of $0.2 per share or a total value of $40,000.

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

●

Fair value of financial instruments

The carrying value of the Company’s financial instruments (excluding loans receivable): cash and cash equivalents, restricted cash, guarantee fee receivable, prepayments and other receivables, accounts payable, customer collateral, deferred revenue, income tax payable, amount due to a related party, accrued liabilities and other payables approximate at their fair values because of the short-term nature of these financial instruments.

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Management believes, based on the discounted cash flows using current interest rates, the fair value of loans receivable approximates the carrying value at December 31, 2010.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

•	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•

Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

●

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-14 to amend ASC 605 “Revenue Recognition”. The amendments in this update change the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in ASU 2009-14 will be effective for the fiscal years beginning January 1, 2011. The Company believes that ASU 2009-13 will not have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 amending ASC 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the accounting for multiple deliverable arrangements and establishes a hierarchy for determining the amount of revenue to allocate to the various deliverables. The amendments in ASU 2009-13 will be effective for the fiscal years beginning January 1, 2011. The Company believes that ASU 2009-13 will not have a material impact on its consolidated financial statements

In January 2010, the FASB issued further guidance under ASC No. 820, “Fair Value Measurements and Disclosures” ("ASC 820"). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). ASC 820 is effective for the fiscal years and

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

interim periods beginning after December 15, 2010. The Company will adopt the update on January 1, 2011 and expects that ASC 820 will not have a material impact on its consolidated financial statements.

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

As of December 31, 2010, the Company had surety and tendering guarantees outstanding resulting in restricted cash with approximately $8,830,517 from customer collateral and $4,219,600 for escrow deposits at the bank.

4.

LOANS RECEIVABLE, UNSECURED

Loans receivable, unsecured consist of the following:

	As of December 31,
	2010	2009

Due from Party A, in a term of 12 months, repayable on October 30, 2010, with an interest rate of 2.52% per annum payable at its due date	$-	$877,552

Due from Party A, in a term of 12 months, repayable on November 29, 2010, with an interest rate of 2.52% per annum payable at its due date	-	585,035

Due from Party A, in a term of 12 months, repayable on December 30, 2010, with an interest rate of 2.52% per annum payable at its due date	-	726,906

Due from Party B, in a term of 12 months, repayable on December 30, 2010, with an interest rate of 2.52% per annum payable at its due date	-	1,073,539

Due from Party B, in a term of 12 months, repayable on December 30, 2011, with an interest rate of 2.52% per annum payable at its due date	2,836,611	-

Interest receivable	5,390	5,212
Total:	$2,842,001	$3,268,244

5.

PLANT AND EQUIPMENT

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Plant and equipment consisted of the following:

	As of December 31,
	2010	2009

Leasehold improvement	$97,817	$89,232
Furniture, fittings and office equipment	243,645	169,969
Motor vehicles	155,058	148,815
Foreign translation difference	187,844	26,782
	684,364	434,798
Less: accumulated depreciation	(265,443)	(156,557)
Less: foreign translation difference	(8,114)	(3,009)

Plant and equipment, net	$410,807	$275,232

Depreciation expense for the years ended December 31, 2010 and 2009 was $111,138 and $83,507, respectively.

6.

AMOUNT DUE TO A RELATED PARTY

As of December 31, 2010 and 2009, amount due to a related party represented temporary advances made by Mr. Guokang Tu, chief executive officer and a director of the Company, which were unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

7.

ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of following:

	As of December 31,
	2010	2009

Business tax payable	$-	$80,294
Provision for guarantee losses	1,031,803	323,717
Accrued payroll and employee welfare	196,376	109,163
Accrued operating expenses	134,228	41,957
Advance from customers	41,986	-
Other tax payable	-	16,185
Other payables	50,616	5,452
	$1,455,009	$576,768

8.

INCOME TAXES

For the years ended December 31, 2010 and 2009, the local (United States) and foreign components of income from operations before income taxes were comprised of the following:

	Years ended December 31,
	2010	2009
Tax jurisdictions from:
– Local	$(40,000)	$-
– Foreign	6,554,978	2,602,750
Income before income taxes	$6,514,978	$2,602,750

The provision for income taxes consisted of the following:

	Years ended December 31,
	2010	2009
Current:
– Local	$-	$-
– Foreign	521,300	98,445

Deferred:
– Local	-	-
– Foreign	1,039,244	345,390
Income tax expense	$1,560,544	$443,835

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has operations in various countries: United States, BVI, Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

SNAS is registered in the State of Delaware and is subject to United States of America tax law.

As of December 31, 2010, the operations in the United States of America incurred $40,000 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2030, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $14,000 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Island

Under the current BVI law, LTL is not subject to tax on income.

Hong Kong

CML is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. For the years ended December 31, 2010 and 2009, CML does not have operations in Hong Kong.

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The PRC

The Company generated substantially its net income from its subsidiary, ZHJ and its VIE, CCG in the PRC. ZHJ and CCG are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%.

CCG is registered and operates in Shenzhen City, the PRC and is recognized as “Enterprise Located in Special Economic Zone”. Hence, the Company is entitled to Corporate Income Taxes (“CIT”) at a preferential tax rate of 15%. For the years ended December 31, 2010 and 2009, the Company has established various provincial and municipal branches, as well as representative offices in the PRC, which are generally subject to the statutory tax rate of 25%. Under a transitional policy under the CIT Law, the Company will continue to enjoy the unexpired tax holiday in a special economic zone in Shenzhen City and its applicable tax rate will be increased progressively to 25% over a 5-years’ period, starting from January 1, 2008.

The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2010 and 2009 is as follows:

	Years ended December 31,
	2010	2009

Income before income taxes	$6,554,978	$2,602,750
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	1,638,744	650,688
Effect of tax holiday	(83,020)	(35,402)
Effect of non-taxable items	-	(156,629)
Effect of non-deductible items	3,112	413
Effect of utilizing net operating loss carryforwards	-	(15,235)
Tax adjustments	1,708	-
Income tax expense	$1,560,544	$443,835

The following table sets forth the significant components of the aggregate deferred tax (assets) and liabilities of the Company as of December 31, 2010 and 2009:

	As of December 31,
	2010	2009
Deferred tax (assets):
Net operating loss carryforward	$(14,000)	$-
Deferred revenue	(215,224)	(79,936)
Total deferred tax assets	(229,224)	(79,936)
Less: valuation allowance	14,000	-
Deferred tax assets	$(215,224)	(79,936)

Deferred tax liabilities:
Provision for guarantee losses	1,638,067	425,513
Deferred tax liabilities, net	$1,422,843	$345,577

9.

NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of the common share outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net income per share. The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2010 and 2009:

	Years ended December 31,
	2010	2009

Net income attributable to common stockholders	$4,954,434	$2,158,915

Weighted average common shares outstanding	60,192,222	60,000,000
Basic and diluted net income per share	$0.08	($0.04

10.

CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiary and VIE in the PRC, are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. It is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $100,785 and $82,988 for the years ended December 31, 2010 and 2009, respectively.

11.

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

For the years ended December 31, 2010 and 2009, the Company made an appropriation of $173,839 and $54,084 to the statutory reserve, respectively.

12.

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(a)

Major customers

For the years ended December 31, 2010 and 2009, there was no single customer who accounted for 10% or more of the Company’s revenues.

(b)

Major vendors

For the years ended December 31, 2010 and 2009, there was no single vendor who accounted for 10% or more of the Company’s purchases.

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

13.

COMMITMENTS AND CONTINGENCIES

(a)

Operating lease commitments

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company is committed under various non-cancelable operating leases with fixed monthly rentals, due through September 2015. Total rent expenses for the years ended December 31, 2010 and 2009 was $399,163 and $300,460, respectively.

As of December 31, 2010, the Company has future minimum rent payments due under various non-cancelable operating leases in the next five years, as follows:

Years ending December 31:
2011	$344,435
2012	268,297
2013	268,297
2014	244,599
2015	10,192
Total:	$1,135,820

(b)

Guarantees

As of December 31, 2010, the Company has 514 surety and tendering guarantees outstanding. If the Company’s customers fail to complete their performance obligation in a timely manner so that the Company is obligated to pay on its guarantees, the Company would have the maximum potential amount of future payments of approximately $118,543,088 (RMB783,783,186) in total.

Provision for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through December 31, 2010. However, the uncertainty in macroeconomic factors and the uncertainty of the effect of any current or future government actions to the global economic crisis make forecasting of default rates increasingly imprecise. The Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. For the years ended December 31, 2010 and 2009, the Company experienced no claims for actual guarantee loss. At December 31, 2010, the Company has accrued $1,031,803 on the provision for guarantee losses for any potential claims.

14.

SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2010 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

---

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework were used.  Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter of the fiscal year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND OFFICERS

The directors and executive officers currently serving SNAS are as follows:

Name	Age	Position	Director/Officer Since
Guokang Tu	47	Chairman, Chief Executive Officer and Director	2008
Mengyou Tong	42	Chief Financial Officer and Director	2008
Zhiqun Li	40	Director	2008

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

FAMILY RELATIONSHIPS

Mr. Guokang Tu is the brother-in-law of Ms. Zhiqun Li.  Aside from the foregoing, there are no family relationships among any other of our officers or directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of our officers, directors, promoters or control persons has been involved in the past five (5) years in any of the following:

(1)

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)

Any conviction in a criminal proceedings or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

Being found by a court of competent jurisdiction (in a civil action), the SEC or the U.S. Commodity Futures Trading Commission to have violated a federal or state securities laws or commodities law, and the judgment has not been reversed, suspended, or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership.  Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file.  Based solely on our review of the copies of such forms received by us with respect to fiscal year 2010, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements.

CODE OF ETHICS

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers however we plan to implement one in the near future.

COMMITTEES OF BOARD OF DIRECTORS

We currently do not have standing audit, nominating or compensation committees. Our board of directors handles the functions that would otherwise be handled by each of the committees.  Additionally, because we do not have an audit committee, we do not have an “audit committee financial expert”.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of SNAS’s officers and directors for all services rendered to SNAS and its consolidated subsidiaries and VIE, in all capacities for the fiscal years ended December 31, 2008, 2009 and 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)

Guokang Tu CEO	2008	$59,770	$4,309	--	--	--	--	--	$64,079
	2009	$81,729	--	--	--	--	--	--	$81,729
	2010	$96,030	$8,705	--	--	--	--	--	$104,735
Mengyou Tong CFO	2008	$39,612	$2,873	--	--	--	--	--	$42,485
	2009	$57,719	--	--	--	--	--	--	$57,719
	2010	$71,121	$6,597	--	--	--	--	--	$77,718

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended December 31, 2010.

Name	Salary/Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation

Guokang Tu	$104,735	--	--	--	--	--	$104,735
Mengyou Tong	$77,718	--	--	--	--	--	$77,718

We do not have employment agreements with any of our officers.  We did not award any stock, stock options, or other equity-based award to any of our officers during the fiscal years ended December 31, 2008, 2009, and 2010.  There are no outstanding equity awards as of December 31, 2010.  We have no agreements for providing compensation of any kind to officers after their retirement or resignation.

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

Name	No. of shares	Percent of Class
Zhiqun Li, Director (1) 9WN LnBan Office Building Hong Li Xi Road, Futian District, Shenzhen P.R.C.	11,068,000	18.39%
Guokang Tu, Chairman, Chief Executive Officer and Director (2) 9WN LnBan Office Building Hong Li Xi Road, Futian District, Shenzhen P.R.C.	6,600,000	10.96%
Mengyou Tong, Chief Financial Officer and Director (2) 9WN LnBan Office Building Hong Li Xi Road, Futian District, Shenzhen P.R.C.	1,000,000	1.66%
All Officers and Directors as a group (3 in number)	18,668,000	31.01%

(1)

The person named is a director.

(2)

The person named is an officer and director.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2010, $61,614 was due to Mr. Guokang Tu, chief executive officer and a director of the Company for temporary advances made by Mr. Guokang Tu, which were unsecured, interest-free with no fixed repayment term.

Aside from the foregoing, no officer, director, promoter, or affiliate of SNAS has, or proposes to have, any direct or indirect material interest in any asset proposed to be acquired by SNAS through security holdings, contracts, options, or otherwise.

Director Independence

The NASDAQ Stock Market has instituted director independence guidelines that have been adopted by the Securities & Exchange Commission.  These guidelines provide that a director is deemed “independent” only if the board of directors affirmatively determines that the director has no relationship with the company which, in the board’s opinion, would interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities.  Significant stock ownership will not, by itself, preclude a board finding of independence.

For NASDAQ Stock Market listed companies, the director independence rules list six types of disqualifying relationships that preclude an independence filing.  The Company’s board of directors may not find independent a director who:

1.

is an employee of the company or any parent or subsidiary of the company;

2.

accepts, or who has a family member who accepts, more than $60,000 per year in payments from the company or any parent or subsidiary of the company other than (a) payments from board or committee services; (b) payments arising solely from investments in the company’s securities; (c) compensation paid to a family member who is a non-executive employee of the company’ (d) benefits under a tax qualified retirement plan or non-discretionary compensation; or (e) loans to directors and executive officers permitted under Section 13(k) of the Exchange Act;

3.

is a family member of an individual who is employed as an executive officer by the company or any parent or subsidiary of the company;

4.

is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than (a) payments arising solely from investments in the company’s securities or (b) payments under non-discretionary charitable contribution matching programs;

5.

is employed, or who has a family member who is employed, as an executive officer of another company whose compensation committee includes any executive officer of the listed company; or

6.

is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit.

Based upon the foregoing criteria, our Board of Directors has determined that Guokang Tu is not an independent director under these rules as he is also employed by the Registrant as its CEO and Mengyou Tong is not an independent director under these rules as he is also employed by the Registrant as its CFO.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fees billed by HKCMCPA Company Limited (“HKCMCPA”) (Formerly ZYCPA Company Limited) for audit of the Company’s annual financial statements and reviews of the Company’s financial statements included in its quarterly reports on Form 10-Q were $72,000 and $80,086 for the fiscal year ended December 31, 2009 and December 31, 2010 respectively.

(2) HKCMCPA did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal year ended 2010.

Tax Fees

(3) HKCMCPA did not bill the Company for tax compliance, tax advice and tax planning services for the fiscal year ended December 31, 2010.

All Other Fees

(4) HKCMCPA did not bill the Company for any products and services other than the foregoing during the fiscal year ended December 31, 2010.

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

Date: March 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Guokang Tu, Chief Executive Officer and Chairman, Director

Date:  March 18, 2011

By: /s/ Mengyou Tong, Chief Financial Officer, Director

Date:  March 18, 2011