Form 10-K/A
period 2010-12-31
SINO ASSURANCE INC.
filed 2011-03-24
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

INDEX

EXPLANATORY NOTE:

Sino Assurance Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its annual report on Form 10-K, which was filed with the Securities and Exchange Commission on March 18, 2011 (the “Original Filing”) to revise disclosures under Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, no other changes have been made to the Original Filing.  Except as described above, this Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including any exhibits to the Original Filing affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

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

Name	No. of shares	Percent of Class
Zhiqun Li, Director (1) 9WN LnBan Office Building Hong Li Xi Road, Futian District, Shenzhen P.R.C.	11,068,000	18.39%
Guokang Tu, Chairman, Chief Executive Officer and Director (2) 9WN LnBan Office Building Hong Li Xi Road, Futian District, Shenzhen P.R.C.	6,600,000	10.96%
Mengyou Tong, Chief Financial Officer and Director (2) 9WN LnBan Office Building Hong Li Xi Road, Futian District, Shenzhen P.R.C.	1,000,000	1.66%
Beiquan Ling 9WN LnBan Office Building Hong Li Xi Road, Futian District, Shenzhen P.R.C.	9,600,000	15.95%
Cai Jin Yu Room D604, Meijia Square, Hua Qiao Cheng, Nanshan District, Shenhen City, Guangdong Province, P.R.C.	3,330,000	5.53%
All Officers and Directors as a group (3 in number)	18,668,000	31.01%

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

Date: March 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Guokang Tu, Chief Executive Officer and Chairman, Director

Date:  March 24, 2011

By: /s/ Mengyou Tong, Chief Financial Officer, Director

Date:  March 24, 2011