Form 10-Q
period 2011-03-31
SINO ASSURANCE INC.
filed 2011-05-13
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 000-50002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 1, 2011, there were 60,200,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The condensed consolidated financial statements of Sino Assurance Inc. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended December 31, 2010, and all amendments thereto.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$12,071,541	$7,074,893
Restricted cash	14,374,397	13,050,117
Guarantee fee receivable	25,251	18,003
Loans receivable, unsecured	-	2,842,001
Prepayments and other receivable	299,459	262,127
Total current assets	26,770,648	23,247,141

Non-current assets:
Plant and equipment, net	514,703	410,807
TOTAL ASSETS	$27,285,351	$23,657,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$28,639	$130,209
Customer collateral	10,069,025	8,830,517
Deferred revenue	1,025,031	915,847
Amount due to a related party	62,004	61,614
Income tax payable	554,898	529,447
Deferred tax liabilities	1,864,774	1,422,843
Accrued liabilities and other payable	1,661,463	1,455,009
Total current liabilities	15,265,834	13,345,486

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 60,200,000 shares issued and outstanding, respectively	60,200	60,200
Additional paid-in capital	2,970,045	2,970,045
Accumulated other comprehensive income	539,004	468,837
Statutory reserve	332,153	332,153
Retained earnings	8,118,115	6,481,227
Total stockholders’ equity	12.019,517	10,312,462
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,285,351	$23,657,948

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2011	2010
REVENUES, NET
Guarantee fee income	$3,466,370	$1,871,679
Interest income	30,545	22,591

Total revenues, net	3,496,915	1,894,270

COST OF REVENUE	(337,271)	(345,901)

GROSS PROFIT	3,159,644	1,548,369

Operating expenses:
Depreciation	(26,577)	(29,524)
Selling, general and administrative	(785,186)	(645,249)
Provision for guarantee losses	(190,234)	(107,654)
Total operating expenses	(1,001,997)	(782,427)

INCOME BEFORE INCOME TAXES	2,157,647	765,942

Income tax expense	(520,759)	(181,039)

NET INCOME	$1,636,888	$584,903

Other comprehensive income:
- Foreign currency translation gain	70,167	794

COMPREHENSIVE INCOME	$1,707,055	$585,697

Net income per share – Basic and diluted	$0.03	$0.01

Weighted average common shares outstanding – Basic and diluted	60,200,000	60,000,000

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$1,636,888	$584,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,377	29,524
Loss on disposal of plant and equipment	206	-
Provision for guarantee losses	190,234	107,654
Unrealized interest income	-	(20,561)
Deferred tax expense	431,632	114,180
Changes in operating assets and liabilities:
Guarantee fee receivable	(7,113)	(103,666)
Prepayments and other receivable	(35,564)	(39,680)
Accounts payable, trade	(102,096)	2,074
Deferred revenue	103,069	113,308
Income tax payable	22,026	32,890
Accrued liabilities and other payable	6,407	(32,159)

Net cash provided by operating activities	2,279,066	788,467

Cash flows from investing activities:
Change in restricted cash, net of customer collateral	(58,819)	2,677
Receipts from loans receivable	7,946,208	-
Payment on loans receivable	(5,094,546)	(1,148,332)
Proceeds from disposal of plant and equipment	137	-
Purchase of plant and equipment	(134,712)	(115,730)

Net cash provided by (used in) investing activities	2,658,268	(1,261,385)

Effect of exchange rate changes in cash and cash equivalents	59,314	97

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,996,648	(472,821)

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	7,074,893	559,105

CASH AND CASH EQUIVALENT, END OF PERIOD	$12,071,541	$86,284

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$35,241	$29,118
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Retained earnings	Total stockholders’ equity
	No. of shares	Amount

Balance as of January 1, 2011 (Audited)	60,200,000	$60,200	$2,970,045	$468,837	$332,153	$6,481,227	$10,312,462

Net income for the period	-	-	-	-	-	1,636,888	1,636,888

Foreign currency translation adjustment	-	-	-	70,167	-	-	70,167
Balance as of March 31, 2011	60,200,000	$60,200	$2,970,045	$539,004	$332,153	$8,118,115	$12,019,517

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

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

In the opinion of management, the consolidated balance sheet as of December 31, 2010 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010, and all amendments thereto.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2011

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

•

Basis of presentation

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

•

Basis of consolidation

The condensed consolidated financial statements include the accounts of SNAS and its subsidiaries and variable interest entity (“VIE”). All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•

Variable interest entity

The Company has adopted ASC Topic 810-10-5-8, “Variable Interest Entities”. ASC Topic 810-10-5-8 requires a variable interest entity or VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.

On September 23, 2008, the Company through its subsidiary, LTL entered into a series of agreements (“VIE agreements”) amongst CCG and the individual owner of CCG and details of the VIE agreements are as follows :

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

1.

Cooperation Agreement, LTL has the exclusive right to provide to CCG consulting services, including operational management, human resources management, research and development of the technologies related to the operations of CCG. CCG pays to LTL monthly consulting service fees in an amount equal to all of CCG’s net profit for such month. The agreement runs for 20 year terms and are subject to automatic renewal for an additional 20 years, provided that no objection is made by both parties on the renewal.

2.	Option Agreement, LTL has the option to purchase CCG all assets and ownership at any time.
3.	Equity Pledge Agreement, CCG agree to pledge their legal interest to LTL as a security for the obligations under the Cooperation Agreement.
4.	Proxy Agreement, CCG irrevocably grants and entrusts LTL the right to exercise its voting and other stockholder’s right.
5.	Operating Agreement, LTL agrees to participate in the operations of CCG in different aspects.

With the above agreements, LTL demonstrates its ability to control CCG as the primary beneficiary, as such the operating results of the VIE were included in the condensed consolidated financial statements for the three months ended March 31, 2011.

•

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company maintains cash accounts with a number of financial institutions in the PRC. As of March 31, 2011, the Company has cash concentration risk of $11,347,488 which held by various financial institutions in the PRC as follow:

China Construction Bank	$2,888,443
Shenzhen Rural Commercial Bank	2,560,083
Ping An Bank	1,978,801
Zhongshan Xiaolan County Bank	1,978,774
Bank of China	1,941,387
$11,347,488

•

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

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

Depreciation expenses for the three months ended March 31, 2011 and 2010 were $33,377 and $29,524, respectively.

•

Impairment of long-lived assets

Long-lived assets primarily include plant and equipment. In accordance with the provisions of Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value using an undiscounted cash flow analysis. There has been no impairment charge during the periods presented.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2011

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

•

Provision for guarantee losses

In connection with the nature of its guarantor business, the Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. Provision for guarantee losses reflects the Company’s best projection of defaults, which is based upon 5% of its total revenue for the period presented. The Company believes that it is more likely as a result of loss events that have occurred through March 31, 2011.

For the three months ended March 31, 2011 and 2010, the Company has recognized $190,234 and $107,654 on the provision for guarantee losses for any potential claims, respectively.

•

Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For the three months ended March 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2011, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

•

Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying condensed consolidated statement of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

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

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s subsidiary and VIE

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

in the PRC maintains its books and records in its local currency, Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which its operation is conducted.

In general, for consolidation purposes, assets and liabilities of its subsidiary and VIE whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign entities are recorded as a separate component of accumulated other comprehensive income within the statements of stockholders’ equity.

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective years:

	March 31, 2011	March 31, 2010
Period-end RMB : US$1 exchange rate	6.5701	6.8361
Average period RMB : US$1 exchange rate	6.5894	6.8360

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

•

Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash and cash equivalents, restricted cash, guarantee fee receivable, prepayments and other receivables, accounts payable, customer collateral, deferred revenue, income tax payable, amount due to a related party, accrued liabilities and other payables approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and; and

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

In April 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for purposes of measuring the impairment of receivables and evaluating whether a troubled debt restructuring has occurred. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under ASC Topic 450-20, “Contingencies–Loss Contingencies”. Currently, this guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations, cash flows, or disclosures.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts . The ASU does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test (i.e. equity-value-based method or enterprise-value-based method). However, it requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test (listed in ASC Topic 350-20-35-30, “Intangibles – Goodwill and Other – Subsequent Measurement” ), whether it is more likely than not that a goodwill impairment exists and perform step 2 of the goodwill impairment test if so concluded. ASU 2010-28 is effective for the Company beginning January 1, 2011 and early adoption is not permitted. The Company does not expect the adoption of ASU 2010-28 to have a material impact on its consolidated financial position or results of operations.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Such restricted cash under item (i) is an asset of the Company and is recorded as customer collateral payable to the customers upon the expiry of the guarantee contracts.

As of March 31, 2011, the Company had surety and tendering guarantees outstanding resulting in restricted cash with approximately $10,069,025 from customer collateral and $4,305,372 for escrow deposits at the bank.

NOTE－5

AMOUNT DUE TO A RELATED PARTY

As of March 31, 2011 and December 31, 2010, amount due to a related party represented temporary advances made by Mr. Guokang Tu, chief executive officer and a director of the Company, which were unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

NOTE－6

ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable consisted of following:

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)

Provision for guarantee losses	$1,229,145	$1,031,803
Accrued payroll and employee welfare	132,080	196,376
Accrued operating expenses	133,533	134,228
Customer deposits	115,668	41,986
Other payables	51,037	50,616
	$1,661,463	$1,455,009

NOTE－7

INCOME TAXES

For the three months ended March 31, 2011 and 2010, the local (United States) and foreign components of income from operations before income taxes were comprised of the following:

	Three months ended March 31,
	2011		2010
Tax jurisdictions from:
– Local	$		$-
– Foreign		2,157,647	765,942
Income before income taxes		$2,157,647	$765,942

The provision for income taxes consisted of the following:

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2011	2010
Current:
– Local	$-	$-
– Foreign	89,127	66,859

Deferred:
– Local	-	-
– Foreign	431,632	114,180
Income tax expense	$520,759	$181,039

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

As of March 31, 2011, the operations in the United States of America incurred $40,000 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $14,000 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Island

Under the current BVI law, LTL is not subject to tax on income.

Hong Kong

CML is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. For the three months ended March 31, 2011 and 2010, CML does not have operations in Hong Kong.

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

CCG is registered and operates in Shenzhen City, the PRC and is recognized as “Enterprise Located in

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Special Economic Zone”. Hence, the Company is entitled to Corporate Income Taxes (“CIT”) at a preferential tax rate of 15%. For the three months ended March 31, 2011 and 2010, the Company has established various provincial and municipal branches, as well as representative offices in the PRC, which are generally subject to the statutory tax rate of 25%. Under a transitional policy under the CIT Law, the Company will continue to enjoy the unexpired tax holiday in a special economic zone in Shenzhen City and its applicable tax rate will be increased progressively to 25% over a 5-years’ period, starting from January 1, 2008.

The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2011 and 2010, is as follows:

	Three months ended March 31
	2011	2010

Income before income taxes	$2,157,647	$765,942
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	539,412	191,486
Effect of tax holiday	(19,978)	(15,042)
Effect of non-taxable items	1,325	(4,832)
Effect of non-deductible items	-	9,427
Income tax expense	$520,759	$181,039

The following table sets forth the significant components of the aggregate deferred tax (assets) and liabilities of the Company as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Deferred tax (assets):
Net operating loss carryforward	$(14,000)	$(14,000)
Deferred revenue	(251,133)	(215,224)
Total deferred tax (assets)	(265,133)	(229,224)
Less: valuation allowance	14,000	14,000
Total deferred tax (assets)	(251,133)	(215,224)

Deferred tax liabilities:
Provision for guarantee losses	2,115,907	1,638,067
Deferred tax liabilities, net	$1,864,774	$1,422,843

NOTE－8

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

(a)

Major customers

For the three months ended March 31, 2011 and 2010, there was no single customer who accounted for 10% or more of the Company’s revenues.

(b)

Major vendors

For the three months ended March 31, 2011 and 2010, there was no single vendor who accounted for 10% or more of the Company’s purchases.

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

(a)

Operating lease commitments

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The Company is committed under various non-cancelable operating leases with fixed monthly rentals, due through September 2015. Total rent expenses for the three months ended March 31, 2011 and 2010, was $114,541 and $89,920 respectively.

As of March 31, 2011, the Company has future minimum rent payments due under various non-cancelable operating leases in the next five years, as follows:

Years ending March 31:
2012	$309,283
2013	270,000
2014	265,097
2015	246,152
2016	140,170
Total:	$1,230,702

(b)

Guarantees

As of March 31, 2011, the Company has 421 surety and tendering guarantees outstanding. If the Company’s customers fail to complete their performance obligation in a timely manner so that the Company is obligated to pay on its guarantees, the Company would have the maximum potential amount of future payments of approximately $108,567,076 (RMB713,296,547) in total.

Provision for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through March 31, 2011. However, the uncertainty in macroeconomic factors and the uncertainty of the effect of any current or future government actions to the global economic crisis make forecasting of default rates increasingly imprecise. The Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. For the three months ended March 31, 2011 and 2010, the Company experienced no claims for actual guarantee loss. At March 31, 2011, the Company has accrued $1,229,145 on the provision for guarantee losses for any potential claims.

NOTE－10

SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2011 up through the date was the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as “forward-looking statements”, which are basically statements about the future.  For that reason, these statements involve risk and uncertainty since no one can accurately predict the future.  Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement.  Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits.  Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.  Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.  No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2010

Net revenue

Net revenue for the three months ended March 31, 2011, was $3,496,915 as compared to $1,894,270 for the same period in 2010. The increase of $1,602,645 or approximately 85% was due to significant year-over-year growth of our customer base in the tender and surety guarantee business and market share in China. The gross margin increased to 90% from 82% for the three months ended March 31, 2011, due to tightening of control of our cost of sales.  As a result, the cost of sales decreased for the period and the percentage of the guarantee fee income substantially increased.

Net income before tax

Net income before tax for the three months ended March 31, 2011 was $2,157,647 compared to $765,942 for the same period in 2010, an increase in pre-tax income of $1,391,705, or approximately 182%.  The increase in pre-tax net income was a result of the fact that we tightened control of our selling, general and administrative expenses during the period, and also employed more agents to promote our guarantee business which resulted in an increase in guarantee fee income from bank referrals.

Operating expenses

Total operating expenses were $1,001,997 for the three months ended March 31, 2011, as compared to $782,427 for the same period in 2010.  The increase of $219,570 or 28% was primarily due to the increase in staff costs, provision for guarantee losses, rent and rate, audit fee and other professional fee.

The reasons for the increases in the major items are as follows:

(1)

Provision for guarantee losses - increase by $82,580 or 77% from $107,654 for the three months ended March 31, 2010 to $190,234 for the same period of 2011. The increase was mainly due to increase of guarantee fee income for the same period.

(2)

Staff costs - increase by $65,643 or 18% from $370,594 for the three months ended March 31, 2010 to $436,237 for the same period of 2011. The increase was mainly due to increase in headcounts and pay rates for the same period.

(3)

Audit fee and other professional fee to fulfill the obligation as a listing company - increase by $12,697 or 32% from $40,099 for the three months ended March 31, 2010 to $52,796 for the same period of 2011.  The increase was mainly due to the increment by the services provider.

(4)

Rent and rates - increase by $24,621 or 27% from $89,920 for the three months ended March 31, 2010 to $114,541 for the same period of 2011. The increase was mainly due to expansion of the business and which was related to revenue growth.

We anticipate that our operating expenses will increase in future periods, as we increase sales and marketing operations, and fulfill our obligation as a listing company under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, guarantee fee receivable was $25,251, as compared to a December 31, 2010 balance of $18,003. As of March 31, 2011, customer collateral was $10,069,025, as compared to a December 31, 2010 bal ance of $8,830,517. These changes were due to the increase of the tender and surety guarantee business.  As of March 31, 2011, deferred revenue was $1,025,031, as compared to deferred revenue of $915,847 as of December 31, 2010.

For the three months ended March 31, 2011, cash provided by operating activities totaled $2,279,066. This was primarily due to the net income for the period plus increase in deferred revenue and income tax payable, partially offset by the increase in guarantee fee receivables, prepayments and other receivable and decrease in accounts payable.

For the three months ended March 31, 2011, cash provided by investing activities amounted to $2,658,268. The receipt of funds was mainly due to the receipts from loans receivable, partially offset by the payment on loan receivable, purchase of plant and equipment and the change in restricted cash, net of customer collateral.

As of March 31, 2011, we owed $62,004 to Mr. Guokang Tu, a director. The loan was unsecured, interest-free, and has no fixed repayment terms.

As of March 31, 2011, our balance sheet reflects total assets of $27,285,351 and total liabilities of $15,265,834. The Company had bank and cash equivalents of approximately $12,071,541 as of March 31, 2011.

As of March 31, 2011, the Company had surety and tendering guarantees outstanding resulting in restricted cash of approximately $10,069,025 from customer collateral and $4,305,372 for escrow deposits at the bank. Restricted cash represents (i) funds received from customers for the purpose of trust deposits held at the banks by the Company to pledge against the surety and tendering guarantee under the contractual guarantee period and (ii) escrow deposits as security to the bank for the provision of banking surety guarantee service. Such restricted cash under item (i) is an asset of the Company and is recorded as customer collateral payable to the customers upon the expiry of the guarantee contracts.

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

As of March 31, 2011, we had total future lease commitments under non-cancelable operating leases of $1,230,702. We currently have working capital sufficient to fund these lease commitments.

As of March 31, 2011, we had contingent liabilities in respect of guarantees granted under the surety and tendering guarantee services business in the aggregate amount of $108,567,076. As of March 31, 2011, the Company has 421 surety and tendering guarantees outstanding. If the Company’s customers fail to complete their performance obligation in a timely manner so that the Company is obligated to pay on its guarantees, the Company would have the maximum potential amount of future payments of approximately $108,567,076 (RMB713,296,547) in total.  We have significant concentration of risk related to our guarantees of potential loss if our customers fail to complete their performance obligations under the surety guarantees in a timely manner.  To reduce these potential losses, we hold collateral in the form of cash equivalents, which are reflected in customer collateral on the balance sheets as they are held in restricted cash in our name.

Provision for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through March 31, 2011. However, the uncertainty in macroeconomic factors and the uncertainty of the effect of any current or future government actions to the global economic crisis make forecasting of default rates increasingly imprecise. The Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. For the three months ended March 31, 2011 and 2010, the Company experienced no actual guarantee loss claims. At March 31, 2011, the Company has accrued $1,229,145 on the provision for guarantee losses for any potential claims.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Condensed Consolidated Financial Statements, see Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements in our 2010 Form 10-K, and all amendments thereto.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and chief financial officer also concluded that our disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the most recent fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

10.4

Exclusive Cooperation Agreement between Linking Target Limited, a British Virgin Islands corporation, and China Construction Guaranty, Inc., dated August 1, 2008(herein incorporated by reference from Form 8-KA filed with the Securities and Exchange Commission on December 9, 2008).

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

Date:  May 13, 2011

By: /s/ Mengyou Tong, Chief Financial Officer

Date:  May 13, 2011