Form 10-K/A
period 2010-12-31
SINO ASSURANCE INC.
filed 2011-08-10
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT 2

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

INDEX

EXPLANATORY NOTE:

Sino Assurance Inc. is filing this Amendment No. 2 on Form 10-K/A (this “Amendment 2”) to its annual report on Form 10-K, which was originally filed with the Securities and Exchange Commission on March 18, 2011 (the “Original Filing”), and subsequently amended on Form 10-K/A (“Amendment 1”) on March 24, 2011.   This Amendment 2 is being filed to: i) revise disclosures under Item 1 to include additional information regarding the Company’s corporate structure and include material agreements as exhibits 10.5 through 10.9 relating to the Company’s corporate structure; ii) revise disclosures under Item 7 – Critical Accounting Policies; and iii) revise disclosures contained in Notes 2 and 8 of the Notes to the Company’s financial statements.

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

Except as described above, no other changes have been made to the Original Filing and Amendment 1.  Except as described above, this Amendment No. 2 on Form 10-K/A does not reflect events occurring after the filing of the Original Filing or Amendment 1, or modify or update those disclosures, including any exhibits to the Original Filing and Amendment 2 affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing and Amendment 1.  Accordingly, this Amendment No. 2 on Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing and Amendment 1.

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

LTL was founded in British Virgin Islands on January 23, 2008.   Prior to completion of the share exchange transaction, we had 11,600,003 shares of common stock issued and outstanding.  Following completion of the share exchange transaction, we had 60,000,000 shares issued and outstanding, of which 11,600,003 or approximately 19.33%, were owned by persons who were previously our shareholders.  To comply with the PRC laws and regulations, the Company currently conducts substantially all of its businesses through China Construction Guaranty Company Limited (“CCG”), a corporation incorporated in the People’s Republic of China, which is considered as a Variable Interest Entity of the Company, as more fully described below.

On August 1, 2008, prior to the closing of the share exchange transaction, LTL entered into an Exclusive Cooperation Agreement (the “Agreement”) with China Construction Guaranty Company Limited (“CCG”), a corporation incorporated in the People’s Republic of China which is engaged in the business of the construction and employees guaranty, pursuant to which the parties have agreed, among other things, that LTL will provide various services to CCG, including consulting services, training services, human resources for business development and other related services.

On September 23, 2008, the Company through its subsidiary, LTL entered into additional agreements amongst CCG and the individual owner of CCG thereby establishing CCG  as a variable interest entity of the Company (the Cooperation Agreement and additional VIE Agreements are referred to herein as the “Initial VIE Agreements”).

On October 26, 2009, LTL assigned its rights under the Initial VIE Agreements to Zhong Heng Jiang Investment Consulting (Shenzhen) Company Limited (“ZHJ”), a wholly-owned subsidiary of the Company.  Subsequent to the assignment, ZHJ, CCG and the individual owner of CCG entered into the agreements set forth below to replace the Initial VIE Agreements. Through the contractual arrangements, described below, the Company has variable interest of CCG and consequently is the primary beneficiary of CCG.  The Agreements that provide ZHJ effective control over CCG are as follows (all of which are collectively referred to as the “Current VIE Agreements”):

1.	Operating Agreement

CCG and the registered legal owners of CCG mutually agree to grant CCG with the principal operating decision making rights, such as appointment of directors and senior executive officers of the VIE. Also, ZHJ is a guarantor to CCG in connection with the operational performance of all contracts entered between CCG and third parties.

2.	Exclusive Management Service and Business Consulting Agreement

ZHJ is an exclusive provider of the business consulting, related services and financial support to CCG for a period of 20 years, in return for a service fee which is equal to all of CCG’s annual net profit. The service fees are eliminated upon consolidation.

3.	Option Agreement

ZHJ has the irrecoverable right to purchase the equity interests of CCG from the registered legal equity owners of CCG, to the extent permitted under PRC laws and regulations at the request of the Company.

4.	Proxy Statement

All of the registered legal equity owners of CCG irrecoverably grant and entrust with their voting rights and vote on their behalf on all matters they are entitled to vote on, under the laws of the PRC and the Articles of Association of CCG.

5.	Equity Pledge Agreement

All of the registered legal equity owners of CCG have pledged their respective equity interests in CCG as a security the obligations of the registered legal equity owners and CCG under the agreements and for the payment by CCS under the exclusive management service and business consulting agreement.

The foregoing description of the Current VIE Agreements is qualified in its entirety by reference to the Operating Agreement, Exclusive Management Service and Business Consulting Agreement, Option Agreement, Proxy Statement, and the Equity Pledge Agreement, which are attached hereto as Exhibits, 10.5, 10.6, 10.7, 10.8, and 10.9, respectively, and are herein incorporated by reference.

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

CURRENT BUSINESS OPERATIONS

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

At the balance sheet date, any fees received in advance under the guarantee contracts are recorded as deferred revenue and amortized as revenue over the term of the guarantee period on a straight-line basis.

Concurrently, the Company recognizes the bank charges associated with the guarantee as cost of revenue when incurred.

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

As of December 31, 2010, the Company has 514 surety and tendering guarantees outstanding. If the Company’s customers fail to complete their performance obligation in a timely manner so that the Company is obligated to pay on its guarantees, the Company would have the maximum potential amount of future payments of approximately $118,543,088 (RMB783,783,186) as follows:

Surety Guarantee	$118,519,191

Employee Guarantee	23,897
$118,543,088

In order to reduce a certain level of default risk under the guarantee contracts, the Company also requests the required amount of cash deposits from the customers as security to the Company to assure the satisfaction of their performance obligations arising from the surety or tendering guarantees. These cash collaterals are recorded under the caption of “Restricted cash” as assets and “Customer collateral” as liabilities on the balance sheet. Upon the expiry of the guarantee contract, the Company will refund the cash deposit to the customers in full.

In connection with the nature of its guarantee business, the Company is exposed to the potential losses from the shortfall of the guaranteed amount over its customer collateral, if the customers fail to the completion of their performance obligation in a timely manner under the surety guarantees. Therefore, the Company regularly reviews actual claims from guarantee loss to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. The Company follows ASC Topic 450-20-25, “Loss Contingencies” and assesses the estimated losses from a loss contingency among the outstanding guarantee contracts at the balance sheet date. Provision for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through the balance sheet date.

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

●

Variable interest entity

To comply with the PRC laws and regulations, the Company currently conducts substantially all of its businesses through CCG, which is considered as a VIE.

Zhong Heng Jiang Investment Consulting (Shenzhen) Company Limited (“ZHJ”), a wholly-owned subsidiary of the Company, entered into a series of contractual arrangements with CCG. Through the contractual arrangements, described below, the Company has variable interest of CCG and consequently is the primary beneficiary of CCG. Agreements that provide ZHJ effective control over CCG are as follows:

1.	Operating Agreement

CCG and the registered legal owner of CCG mutually agree to grant CCG with the principal operating decision making rights, such as appointment of directors and senior executive officers of the VIE. Also, ZHJ is a guarantor to CCG in connection with the operational performance of all contracts entered between CCG and third parties.

2.	Exclusive Management Service and Business Consulting Agreement

ZHJ is an exclusive provider of the business consulting, related services and financial support to CCG for a period of 20 years, in return for a service fee which is equal to all of CCG’s annual net profit. The service fees are eliminated upon consolidation.

3.	Option Agreement

ZHJ has the irrecoverable right to purchase the equity interests of CCG from the registered legal equity owners of CCG, to the extent permitted under PRC laws and regulations at the request of the Company.

4.	Proxy Statement

All of the registered legal equity owners of CCG irrecoverably grant and entrust with their voting rights and vote on their behalf on all matters they are entitled to vote on, under the laws of the PRC and the Articles of Association of CCG.

5.	Equity Pledge Agreement

All of the registered legal equity owners of CCG have pledged their respective equity interests in CCG as a security the obligations of the registered legal equity owners and CCG under the agreements and for the payment by CCS under the exclusive management service and business consulting agreement.

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Management believes that all these contractual agreements with CCG are in compliance with PRC law and are legally enforceable.

The Company has adopted ASC Topic 810-10-5-8, “Variable Interest Entities”. ASC Topic 810-10-5-8 requires a variable interest entity or VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. With the above agreements, the Company, through ZHJ demonstrates its ability to control CCG as the primary beneficiaries and the operating results of the VIE was included in the consolidated financial statements for the years ended December 31, 2010 and 2009.

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

At the balance sheet date, any fees received in advance under the guarantee contracts are recorded as deferred revenue and amortized as revenue over the term of the guarantee period on a straight-line basis.

Concurrently, the Company recognizes the bank charges associated with the guarantee as cost of revenue when incurred.

(b)

Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●

Advertising expense

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred $8,195 and $21,149 for the years ended December 31, 2010 and 2009, respectively.

●

Provision for guarantee losses

In connection with the nature of its guarantee business, the Company is exposed to the potential losses from the shortfall of the guaranteed amount over its customer collateral, if the customers fail to the completion of their performance obligation in a timely manner under the surety guarantees. Therefore, the Company regularly reviews actual claims from guarantee loss to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. The Company follows ASC Topic 450-20-25, “Loss Contingencies” and assesses the estimated losses from a loss contingency among the outstanding guarantee contracts at the balance sheet date. Provision for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through the balance sheet date.

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

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In October 2009, the FASB issued ASU 2009-13 amending ASC 605 related to revenue arrangements with multiple deliverables. Among other things, ASU 2009-13 provides guidance for entities in determining the accounting for multiple deliverable arrangements and establishes a hierarchy for determining the amount of revenue to allocate to the various deliverables. The amendments in ASU 2009-13 will be effective for the fiscal years beginning January 1, 2011. The Company believes that ASU 2009-13 will not have a material impact on its consolidated financial statements

In January 2010, the FASB issued further guidance under ASC No. 820, “Fair Value Measurements and Disclosures” ("ASC 820"). ASC 820 requires disclosures about the transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). ASC 820 is effective for the fiscal years and interim periods beginning after December 15, 2010. The Company will adopt the update on January 1, 2011 and expects that ASC 820 will not have a material impact on its consolidated financial statements.

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

Deferred tax liabilities on the provision for guarantee losses reflect the temporary differences between the tax basis of such provision under PRC local tax law and the accounting basis of the estimated losses under U.S. GAAP.

9.

NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of the common share outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net income per share. The following table sets forth the computation of basic and diluted net income per share for the years ended December 31, 2010 and 2009:

	Years ended December 31,
	2010	2009

Net income attributable to common stockholders	$4,954,434	$2,158,915

Weighted average common shares outstanding	60,192,222	60,000,000
Basic and diluted net income per share	$0.08	$0.04

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

10.4

Exclusive Cooperation Agreement between Linking Target Limited, a British Virgin Islands corporation, and China Construction Guaranty, Inc., dated August 1, 2008, (herein incorporated by reference from report on Form 8-K/A for report dated September 23, 2008 and filed with the Securities and Exchange Commission on December 9, 2008).

10.5

Operating Agreement between to Zhong Heng Jiang Investment Consulting (Shenzhen) Company Limited, China Construction Guaranty, Inc., and the shareholders of China Construction Guaranty, Inc. dated November 2, 2009.

10.6

Exclusive Management Service and Business Consulting Agreement between to Zhong Heng Jiang Investment Consulting (Shenzhen) Company Limited and China Construction Guaranty, Inc. dated November 2, 2009.

10.7

Option Agreement between to Zhong Heng Jiang Investment Consulting (Shenzhen) Company Limited and China Construction Guaranty, Inc., and the shareholders of China Construction Guaranty, Inc., dated November 2, 2009.

10.8

Proxy Statement between to Zhong Heng Jiang Investment Consulting (Shenzhen) Company Limited and the shareholders of China Construction Guaranty, Inc., dated November 2, 2009.

10.9

Equity Pledge Agreement between to Zhong Heng Jiang Investment Consulting (Shenzhen) Company Limited and China Construction Guaranty, Inc., and the shareholders of China Construction Guaranty, Inc., dated November 2, 2009.

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

Date: August 9, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Guokang Tu, Chief Executive Officer and Chairman, Director

Date:  August 9, 2011

By: /s/ Mengyou Tong, Chief Financial Officer, Director

Date:  August 9, 2011