Form 10-Q
period 2011-06-30
SINO ASSURANCE INC.
filed 2011-08-10
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 4, 2011, there were 60,200,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

4

ITEM 1.  FINANCIAL STATEMENTS

4

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  23

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

29

ITEM 4. CONTROLS AND PROCEDURES

29

PART II – OTHER INFORMATION

30

ITEM 1. LEGAL PROCEEDINGS

30

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

30

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

30

ITEM 4. (REMOVED AND RESERVED)

30

ITEM 5. OTHER INFORMATION

30

ITEM 6. EXHIBITS

30

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

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,707,458	$7,074,893
Restricted cash	17,266,064	13,050,117
Guarantee fee receivable	30,524	18,003
Loans receivable, unsecured	5,368,291	2,842,001
Prepayments and other receivable	668,752	262,127
Total current assets	31,041,089	23,247,141

Non-current assets:
Plant and equipment, net	519,675	410,807
TOTAL ASSETS	$31,560,764	$23,657,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$104,677	$130,209
Customer collateral	13,498,202	8,830,517
Deferred revenue	1,384,887	915,847
Amount due to a related party	63,022	61,614
Income tax payable	-	529,447
Deferred tax liabilities	2,130,617	1,422,843
Accrued liabilities and other payable	1,738,930	1,455,009
Total current liabilities	18,920,335	13,345,486

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 60,200,000 shares issued and outstanding, respectively	60,200	60,200
Additional paid-in capital	2,970,045	2,970,045
Accumulated other comprehensive income	731,189	468,837
Statutory reserve	332,153	332,153
Retained earnings	8,546,842	6,481,227
Total stockholders’ equity	12,640,429	10,312,462
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,560,764	$23,657,948

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
REVENUES, NET
Guarantee fee income	$2,065,213	$2,376,826	$5,531,583	$4,248,505
Interest income	27,725	38,206	58,270	60,797

Total revenues, net	2,092,938	2,415,032	5,589,853	4,309,302

COST OF REVENUE	463,385	421,903	800,656	767,804

GROSS PROFIT	1,629,553	1,993,129	4,789,197	3,541,498

Operating expenses:
Selling, general and administrative	925,185	629,406	1,736,948	1,304,180
Provision for guarantee losses	129,840	129,542	320,074	237,196
Total operating expenses	1,055,025	758,948	2,057,022	1,541,376

INCOME BEFORE INCOME TAXES	574,528	1,234,181	2,732,175	2,000,122

Income tax expense	(145,801)	(289,924)	(666,560)	(470,963)

NET INCOME	$428,727	$944,257	$2,065,615	$1,529,159

Other comprehensive income:
- Foreign currency translation gain	192,185	26,106	262,352	26,901

COMPREHENSIVE INCOME	$620,912	$970,363	$2,327,967	$1,556,060

Net income per share – Basic and diluted	$0.01	$0.02	$0.03	$0.03

Weighted average common shares outstanding – Basic and diluted	60,200,000	60,000,000	60,200,000	60,000,000

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,065,615	$1,529,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	72,434	55,539
Loss on disposal of plant and equipment	1,356	556
Provision for guarantee losses	320,074	237,196
Deferred tax expense	666,560	294,631
Changes in operating assets and liabilities:
Guarantee fee receivable	(11,954)	(14,611)
Prepayments and other receivable	(395,481)	(130,121)
Accounts payable, trade	(28,143)	8,296
Deferred revenue	442,339	187,932
Income tax payable	(534,591)	142,356
Accrued liabilities and other payable	(87,457)	(76,186)

Net cash provided by operating activities	2,510,752	2,234,747

Cash flows from investing activities:
Change in restricted cash, net of customer collateral	541,172	(275,293)
Receipts from loans receivable	16,510,824	1,477,745
Payment on loans receivable	(18,940,490)	(2,831,125)
Proceeds from disposal of plant and equipment	153	44
Purchase of plant and equipment	(157,325)	(128,135)

Net cash used in investing activities	(2,045,666)	(1,756,764)

Effect of exchange rate changes in cash and cash equivalents	167,479	4,187

NET CHANGE IN CASH AND CASH EQUIVALENTS	632,565	482,170

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	7,074,893	559,105

CASH AND CASH EQUIVALENT, END OF PERIOD	$7,707,458	$1,041,275

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$534,591	$32,281
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Retained earnings	Total stockholders’ equity
	No. of shares	Amount

Balance as of January 1, 2011 (Audited)	60,200,000	$60,200	$2,970,045	$468,837	$332,153	$6,481,227	$10,312,462

Net income for the period	-	-	-	-	-	2,065,615	2,065,615

Foreign currency translation adjustment	-	-	-	262,352	-	-	262,352
Balance as of June 30, 2011	60,200,000	$60,200	$2,970,045	$731,189	$332,153	$8,546,842	$12,640,429

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

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

In the opinion of management, the consolidated balance sheet as of December 31, 2010 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

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

Operating Agreement

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

1.

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

The Company has adopted ASC Topic 810-10-5-8, “Variable Interest Entities”. ASC Topic 810-10-5-8 requires a variable interest entity or VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. With the above agreements, the Company, through ZHJ demonstrates its ability to control CCG as the primary beneficiaries and the operating results of the VIE was included in the condensed consolidated financial statements for the three and six months ended June 30, 2011.

•

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company maintains cash accounts with a number of financial institutions in the PRC. As of June 30, 2011, the Company has cash concentration risk of $6,766,105 which is held by several financial institutions in the PRC as follow:

China Construction Bank	$3,849,074
Bank of China	2,916,941

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

$6,766,105

•

Restricted cash

The Company mainly maintains restricted cash in depository accounts with financial institutions in the PRC, which are held by China Construction Bank and Shanghai Pudong Development Bank.

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

Depreciation expenses for the three months ended June 30, 2011 and 2010 were $39,057 and $26,015, respectively.

Depreciation expenses for the six months ended June 30, 2011 and 2010 were $72,434 and $55,539, respectively.

•

Impairment of long-lived assets

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

(b)

Interest income

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

For the six months ended June 30, 2011 and 2010, the Company has recognized $320,074 and $237,196 on the provision for guarantee losses for any potential claims, respectively.

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

For the three and six months ended June 30, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2011, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

•

Comprehensive income

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s subsidiary and VIE in the PRC maintains its books and records in its local currency, Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which its operation is conducted.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective years:

	June 30, 2011	June 30, 2010
Period-end RMB : US$1 exchange rate	6.4640	6.8086
Average period RMB : US$1 exchange rate	6.5482	6.8347

•

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable operating segment in the PRC during the periods presented.

•

Fair value of financial instruments

The carrying value of the Company’s financial instruments: cash, restricted cash, guarantee fee receivable, prepayments and other receivables, accounts payable, customer collateral, deferred revenue, income tax payable, amount due to a related party, accrued liabilities and other payables approximate at their fair values because of the short-term nature of these financial instruments.

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

In May 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-04, which is an update

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

to Topic 820, “Fair Value Measurement”. This update establishes common requirements for measuring fair value and related disclosures in accordance with accounting principles generally accepted in the United Sates and international financial reporting standards. This amendment did not require additional fair value measurements. ASU 2011-04 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, which is an update to Topic 220, “Comprehensive Income”. This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

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

As of June 30, 2011, the Company had surety and tendering guarantees outstanding resulting in restricted cash with approximately $13,498,202 from customer collateral and $3,767,862 for escrow deposits at the bank.

NOTE－5

LOANS RECEIVABLE, UNSECURED

Loans receivable, unsecured consist of the following:

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

Due from Party A, in a term of 12 months, repayable on December 30, 2011, with an interest rate of 2.52% per annum payable at its due date	$-	$2,836,611

Due from Party A, in a term of 12 months, repayable on June 29, 2012, with an interest rate of 2.52% per annum payable at its due date	943,688	-

Due from Party B, in a term of 12 months, repayable on June 29, 2012, with an interest rate of 2.52% per annum payable at its due date	4,424,603	-

Interest receivable	-	5,390

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Total:	$5,368,291	$2,842,001

NOTE－6

AMOUNT DUE TO A RELATED PARTY

As of June 30, 2011 and December 31, 2010, amount due to a related party represented temporary advances made by Mr. Guokang Tu, chief executive officer and a director of the Company, which were unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

NOTE－7

ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable consisted of following:

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

Provision for guarantee losses	$1,379,637	$1,031,803
Accrued payroll and employee welfare	146,189	196,376
Accrued operating expenses	100,881	134,228
Customer deposits	87,286	41,986
Payable to equipment vendors	15,006	-
Other payables	9,931	50,616
	$1,738,930	$1,455,009

NOTE－8

INCOME TAXES

For the six months ended June 30, 2011 and 2010, the local (United States) and foreign components of income from operations before income taxes were comprised of the following:

	Six months ended June 30,
	2011	2010
Tax jurisdictions from:
– Local	$-	$-
– Foreign	2,732,175	2,000,122
Income before income taxes	$2,732,175	$2,000,122

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2011	2010
Current:
– Local	$-	$-
– Foreign	-	176,332

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Deferred:
– Local	-	-
– Foreign	666,560	294,631
Income tax expense	$666,560	$470,963

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

As of June 30, 2011, the operations in the United States of America incurred $40,000 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $14,000 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Island

Under the current BVI law, LTL is not subject to tax on income.

Hong Kong

CML is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. For the six months ended June 30, 2011 and 2010, CML does not have operations in Hong Kong.

The PRC

The Company generated substantially its net income from its subsidiary, ZHJ and its VIE, CCG in the PRC. ZHJ and CCG are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%.

CCG is registered and operates in Shenzhen City, the PRC and is recognized as “Enterprise Located in Special Economic Zone”. Hence, the Company is entitled to Corporate Income Taxes (“CIT”) at a preferential tax rate of 15%. For the six months ended June 30, 2011 and 2010, the Company has established various provincial and municipal branches, as well as representative offices in the PRC, which are generally subject to the statutory tax rate of 25%. Under a transitional policy under the CIT Law, the Company will continue to enjoy the unexpired tax holiday in a special economic zone in Shenzhen City and its applicable tax rate will be increased progressively to 25% over a 5-years’ period, starting from January 1, 2008.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2011 and 2010, is as follows:

	Six months ended June 30
	2011	2010

Income before income taxes	$2,732,175	$2,000,122
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	683,044	500,031
Effect of tax holiday	(22,909)	(33,556)
Effect of non-taxable items	-	(11,366)
Effect of non-deductible items	6,425	14,158
Tax adjustments	-	1,696
Income tax expense	$665,560	$470,963

The following table sets forth the significant components of the aggregate deferred tax (assets) and liabilities of the Company as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Deferred tax (assets):
Net operating loss carryforward	$(14,000)	$(14,000)
Deferred revenue	(339,297)	(215,224)
Total deferred tax (assets)	(353,297)	(229,224)
Less: valuation allowance	14,000	14,000
Total deferred tax (assets)	(339,297)	(215,224)

Deferred tax liabilities:
Provision for guarantee losses	2,469,914	1,638,067
Deferred tax liabilities, net	$2,130,617	$1,422,843

NOTE－9

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers

For the three months ended June 30, 2011, the customer who accounts for 10% or more of the Company’s revenues and its outstanding balance as at period-end dates, are presented as follows:

Three months ended June 30, 2011
Revenues	Percentage of revenues	Guarantee fee receivable

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Customer A	$381,785	18%	$-
Customer B	267,250	13%	-
Total:	$649,035	31%	$-

For the six months ended June 30, 2011, there was no single customer who accounted for 10% or more of the Company’s revenues

For the three and six months ended June 30, 2010, there was no single customer who accounted for 10% or more of the Company’s revenues.

(b)

Major vendors

For the three and six months ended June 30, 2011 and 2010, there was no single vendor who accounted for 10% or more of the Company’s purchases.

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

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

value of RMB revenues and assets as expressed in US$ financial statements will decline. The Company does not hold any derivative or other financial instruments that expose to substantial market risk.

NOTE－10

COMMITMENTS AND CONTINGENCIES

(a)

Operating lease commitments

The Company is committed under various non-cancelable operating leases with fixed monthly rentals, due through September 2015. Total rent expenses for the six months ended June 30, 2011 and 2010, was $236,490 and $180,521, respectively.

As of June 30, 2011, the Company has future minimum rent payments due under various non-cancelable operating leases in the next five years, as follows:

Years ending June 30:
2012	$414,825
2013	291,023
2014	270,613
2015	250,192
2016	62,548
Total:	$1,289,201

(b)

Guarantees

As of June 30, 2011, the Company has 523 surety and tendering guarantees outstanding. If the Company’s customers fail to complete their performance obligation in a timely manner so that the Company is obligated to pay on its guarantees, the Company would have the maximum potential amount of future payments of approximately $139,808,864 (RMB903,724,498) in total.

Provision for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through June 30, 2011. However, the uncertainty in macroeconomic factors and the uncertainty of the effect of any current or future government actions to the global economic crisis make forecasting of default rates increasingly imprecise. The Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. For the six months ended June 30, 2011 and 2010, the Company experienced no claims for actual guarantee loss. At June 30, 2011, the Company has accrued $1,379,637 on the provision for guarantee losses for any potential claims.

NOTE－11

SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2011 through the date of the condensed financial statements were issued and filed with this Form 10-Q. There were no

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

subsequent events that required recognition or disclosure.

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

OVERVIEW

Sino Assurance, Inc., a Delawara corporation (hereinafter “Sino Assurance”, “We”, the “Company”, or the “Registrant"), was incorporated under the laws of the State of Delaware on August 19, 1997, under the name of Sheffield Products, Inc. We changed our name to Digital Network Alliance International, Inc. on November 30, 2004, and changed our name again to Sino Assurance Inc. on November 20, 2008.  Currently, the Company, through its subsidiaries and variable interest entity, is principally engaged in the provision of surety and tendering guarantees service to corporations and individuals in the Peoples Republic of China.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2011 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2010

Net revenue

Net revenue for the six months ended June 30, 2011, was $5,589,853 as compared to $4,309,302 for the same period in 2010. The increase of $1,280,551 or approximately 30% was due to significant year-over-year growth of our customer base in the tender and surety guarantee business and market share in China. The gross margin increased to 86% from 82% for the six months ended June 30, 2011, due to tightening of control of our cost of sales.  As a result, the cost of sales decreased for the period and the percentage of the guarantee fee income substantially increased.

Net income before tax

Net income before tax for the six months ended June 30, 2011 was $2,732,175 compared to $2,000,122 for the same period in 2010, an increase in pre-tax income of $732,053, or approximately 37%.  The increase in pre-tax net income was a result of the fact that we tightened control of our selling, general and administrative expenses during the period, and also employed more agents to promote our guarantee business which resulted in an increase in guarantee fee income from bank referrals.

Operating expenses

Total operating expenses were $2,057,022 for the six months ended June 30, 2011, as compared to $1,541,376 for the same period in 2010.  The increase of $515,646 or 33% was primarily due to the increase in staff costs, provision for guarantee losses, rent and rate, audit fee and other professional fee.

The reasons for the increases in the major items are as follows:

(1)

Provision for guarantee losses - increase by $82,878 or 35% for the six months ended June 30, 2011 as compared to last period. The increase was mainly due to increase of guarantee fee income for the same period.

(2)

Staff costs - increase by $207,631 or 30% for the six months ended June 30, 2011as compared to last period. The increase was mainly due to increase in headcounts and pay rates for the same period.

(3)

Audit fee and other professional fee to fulfill the obligation as a listing company - increase by $27,183 or 25% for the six months ended ended June 30, 2011 as compared to last period.  The increase was mainly due to the increment by the services provider.

(4)

Rent and rates - increase by $55,969 or 31% for the six months ended June 30, 2011 as compared to last period. The increase was mainly due to expansion of the business and which was related to revenue growth.

THREE MONTHS ENDED JUNE 30, 2011 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2010

Net revenue

Net revenue for the three months ended June 30, 2011, was $2,092,938 as compared to $2,415,032 for the same period in 2010. The decrease of $322,094 or approximately 13% was due to the tightening control of bank loan supply in China during this period and as a result reduce the demand of tender and surety guarantee business. The gross margin decreased to 78% from 83% for the three months ended June 30, 2011, due to the percentage of the guarantee fee income that without cost was decreased and the percentage of guarantee fee income that with cost was increased.

Net income before tax

Net income before tax for the three months ended June 30, 2011 was $574,528 compared to $1,234,181 for the same period in 2010, a decrease in pre-tax income of $659,653, or approximately 53%.  The decrease in pre-tax net income was due the decrease in net revenue and gross margin during this period, as well as the increase in selling, general and administrative expenses.

Operating expenses

Total operating expenses were $1,055,025 for the three months ended June 30, 2011, as compared to $758,948 for the same period in 2010.  The increase of $296,077 or 39% was primarily due to the increase in staff costs, provision for guarantee losses, rent and rate, audit fee and other professional fee.

The reasons for the increases in the major items are as follows:

(1)

Provision for guarantee losses - increase by $298 or 0.23% for the three months ended June 30, 2011 as compared to last period. The increase was mainly due to increase of guarantee fee income for the same period.

(2)

Staff costs - increase by $142,133 or 46% for the three months ended June 30, 2011 as compared to last period. The increase was mainly due to increase in headcounts and pay rates for the same period.

(3)

Audit fee and other professional fee to fulfill the obligation as a listing company - increase by $11,963 or 18% for the three months ended June 30, 2011 as compared to last period.  The increase was mainly due to the increment by the services provider.

(4)

Rent and rates - increase by $31,348 or 35% for the three months ended June 30, 2011 as compared to last period. The increase was mainly due to expansion of the business and which was related to revenue growth.

We anticipate that our operating expenses will increase in future periods, as we increase sales and marketing operations, and fulfill our obligation as a listing company under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, guarantee fee receivable was $30,524, as compared to a December 31, 2010 balance of $18,003. As of June 30, 2011, customer collateral was $13,498,202, as compared to a December 31, 2010 balance of $8,830,517. These changes were due to the increase of the tender and surety guarantee business.  As of June 30, 2011, deferred revenue was $1,384,887, as compared to deferred revenue of $915,847 as of December 31, 2010.

For the six months ended June 30, 2011, cash provided by operating activities totaled $2,510,752. This was primarily due to the net income for the period plus increase in deferred revenue, partially offset by the increase in guarantee fee receivables, prepayments and other receivable and decrease in income tax payable, accounts payable and accrued liability and other payable.

For the six months ended June 30, 2011, cash used in investing activities amounted to $2,045,666. The use of funds was mainly due to the payment on loan receivable and purchase of plant and equipment, partially offset by the receipts from loans receivable and the change in restricted cash, net of customer collateral.

As of June 30, 2011, we owed $63,022 to Mr. Guokang Tu, a director. The loan was unsecured, interest-free, and has no fixed repayment terms.

As of June 30, 2011, our unaudited balance sheet reflects total assets of $31,560,764 and total liabilities of $18,920,335, as compared to total assets of $23,657,948 and total liabilities of $13,345,486 as of December 31, 2010 . The Company had bank and cash equivalents of approximately $7,707,458 as of June 30, 2011.

As of June 30, 2011, the Company had surety and tendering guarantees outstanding resulting in restricted cash of approximately $13,498,202 from customer collateral and $3,767,862 for escrow deposits at the bank. Restricted cash represents (i) funds received from customers for the purpose of trust deposits held at the banks by the Company to pledge against the surety and tendering guarantee under the contractual guarantee period and (ii) escrow deposits as security to the bank for the provision of banking surety guarantee service. Such restricted cash under item (i) is an asset of the Company and is recorded as customer collateral payable to the customers upon the expiry of the guarantee contracts.

As of June 30, 2011, the loans receivable consist of the followings:

Due from Party A	$943,688

Due from Party B	4,424,603
$5,368,291

The Company entered into loan agreements to provide financing to Party A and Party B as general working capital and both of these Parties are independent third parties of the Company.

The loan to Party A is unsecured, interest bearing at 2.52% per annum and payable on June 29, 2012 in the terms of 12 months.

The loan to Party B is unsecured, interest bearing at 2.52% per annum and payable on June 29, 2012 in the terms of 12 months.

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

As of June 30, 2011, we had total future lease commitments under non-cancelable operating leases of $1,289,201. We currently have working capital sufficient to fund these lease commitments.

As of June 30, 2011, we had contingent liabilities in respect of guarantees granted under the surety and tendering guarantee services business in the aggregate amount of $139,808,864. As of June 30, 2011, the Company has 523 surety and tendering guarantees outstanding. If the Company’s customers fail to complete their performance obligation in a timely manner so that the Company is obligated to pay on its guarantees, the Company would have the maximum potential amount of future payments of approximately $139,808,864 (RMB903,724,498) in total.  We have significant concentration of risk related to our guarantees of potential loss if our customers fail to complete their performance obligations under the surety guarantees in a timely manner. In order to reduce a certain level of default risk under the guarantee contracts, we request the required amount of cash deposits from the customers as security to assure the satisfaction of their performance obligations arising from the surety or tendering guarantees. These cash collaterals are recorded under the caption of “Restricted cash” as assets and “Customer collateral” as liabilities on the balance sheet. Upon the expiry of the guarantee contract, we will refund the cash deposit to the customers in full.

Provision for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through June 30, 2011. However, the uncertainty in macroeconomic factors and the uncertainty of the effect of any current or future government actions to the global economic crisis make forecasting of default rates increasingly imprecise. The Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. For the six months ended June 30, 2011 and 2010, the Company experienced no claims for actual guarantee loss. At June 30, 2011, the Company has accrued $1,379,637 on the provision for guarantee losses for any potential claims.

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

As of the end of the period covered by this report, The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and chief financial officer also concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the most recent fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

10.5

Operating Agreement between to Zhong Heng Jiang Investment Consulting (Shenzhen) Company Limited, China Construction Guaranty, Inc., and the shareholders of China Construction Guaranty, Inc. dated November 2, 2009 (herein incorporated by reference from Form 10-KA filed with the Securities and Exchange Commission on August 10, 2011).

10.6

Exclusive Management Service and Business Consulting Agreement between to Zhong Heng Jiang Investment Consulting (Shenzhen) Company Limited and China Construction Guaranty, Inc. dated November 2, 2009 (herein incorporated by reference from Form 10-KA filed with the Securities and Exchange Commission on August 10, 2011).

10.7

Option Agreement between to Zhong Heng Jiang Investment Consulting (Shenzhen) Company Limited and China Construction Guaranty, Inc., and the shareholders of China Construction Guaranty, Inc., dated November 2, 2009 (herein incorporated by reference from Form 10-KA filed with the Securities and Exchange Commission on August 10, 2011).

10.8

Proxy Statement between to Zhong Heng Jiang Investment Consulting (Shenzhen) Company Limited and the shareholders of China Construction Guaranty, Inc., dated November 2, 2009 (herein incorporated by reference from Form 10-KA filed with the Securities and Exchange Commission on August 10, 2011).

10.9

Equity Pledge Agreement between to Zhong Heng Jiang Investment Consulting (Shenzhen) Company Limited and China Construction Guaranty, Inc., and the shareholders of China Construction Guaranty, Inc., dated November 2, 2009 (herein incorporated by reference from Form 10-KA filed with the Securities and Exchange Commission on August 10, 2011).

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

Date:  August 10, 2011

By: /s/ Mengyou Tong, Chief Financial Officer

Date: August 10, 2011