Form 10-Q/A
period 2011-06-30
SINO ASSURANCE INC.
filed 2011-08-24
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                          Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every  Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 4, 2011, there were 60,200,000 shares of the registrant’s common stock, $0.001 par value, outstanding

EXPLANATORY NOTE:

The purpose of the Amendment No. 1 on Form 10-Q/A to Sino Assurance Inc.’s quarterly report of Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 10, 2011 (the “form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

3.1

Articles of Incorporation (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on September 12, 2002).*

3.2

Bylaws (herein incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on September 12, 2002). *

10.4

Exclusive Cooperation Agreement between Linking Target Limited, a British Virgin Islands corporation, and China Construction Guaranty, Inc., dated August 1, 2008(herein incorporated by reference from Form 8-KA filed with the Securities and Exchange Commission on December 9, 2008). *

10.5

Operating Agreement between to Zhong Heng Jiang Investment Consulting (Shenzhen) Company Limited, China Construction Guaranty, Inc., and the shareholders of China Construction Guaranty, Inc. dated November 2, 2009 (herein incorporated by reference from Form 10-KA filed with the Securities and Exchange Commission on August 10, 2011). *

10.6

Exclusive Management Service and Business Consulting Agreement between to Zhong Heng Jiang Investment Consulting (Shenzhen) Company Limited and China Construction Guaranty, Inc. dated November 2, 2009 (herein incorporated by reference from Form 10-KA filed with the Securities and Exchange Commission on August 10, 2011). *

10.7

Option Agreement between to Zhong Heng Jiang Investment Consulting (Shenzhen) Company Limited and China Construction Guaranty, Inc., and the shareholders of China Construction Guaranty, Inc., dated November 2, 2009 (herein incorporated by reference from Form 10-KA filed with the Securities and Exchange Commission on August 10, 2011). *

10.8

Proxy Statement between to Zhong Heng Jiang Investment Consulting (Shenzhen) Company Limited and the shareholders of China Construction Guaranty, Inc., dated November 2, 2009 (herein incorporated by reference from Form 10-KA filed with the Securities and Exchange Commission on August 10, 2011).

10.9

Equity Pledge Agreement between to Zhong Heng Jiang Investment Consulting (Shenzhen) Company Limited and China Construction Guaranty, Inc., and the shareholders of China Construction Guaranty, Inc., dated November 2, 2009 (herein incorporated by reference from Form 10-KA filed with the Securities and Exchange Commission on August 10, 2011). *

31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.

SCH XBRL Schema Document.**

101.

CAL XBRL Taxonomy Extension Calculation Linkbase Document. **

101.

LAB XBRL Taxonomy Extension Label Linkbase Document. **

101.

PRE XBRL Taxonomy Extension Presentation Linkbase Document. **

101.

DEF XBRL Taxonomy Extension Definition Linkbase Document. **

*

Previously Filed

**

Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO ASSURANCE INC.

(Registrant)

By: /s/ Guokang Tu, Chief Executive Officer and Chairman

Date:  August 22, 2011

By: /s/ Mengyou Tong, Chief Financial Officer

Date: August 22, 2011

4