Form 10-Q
period 2011-09-30
SINO ASSURANCE INC.
filed 2011-11-14
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 4, 2011, there were 60,200,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

4

ITEM 1.  FINANCIAL STATEMENTS

4

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  23

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

30

ITEM 4. CONTROLS AND PROCEDURES

30

PART II – OTHER INFORMATION

32

ITEM 1. LEGAL PROCEEDINGS

32

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

32

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

32

ITEM 4. (REMOVED AND RESERVED)

32

ITEM 5. OTHER INFORMATION

32

ITEM 6. EXHIBITS

32

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

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,171,638	$7,074,893
Restricted cash	20,861,834	13,050,117
Marketable securities	156,206	-
Guarantee fee receivable	37,774	18,003
Loans receivable, unsecured	5,998,310	2,842,001
Prepayments and other receivable	402,790	262,127
Total current assets	35,628,552	23,247,141

Non-current assets:
Plant and equipment, net	520,104	410,807
TOTAL ASSETS	$36,148,656	$23,657,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$60,176	$130,209
Customer collateral	17,722,717	8,830,517
Deferred revenue	1,646,051	915,847
Amount due to a related party	63,634	61,614
Income tax payable	-	529,447
Deferred tax liabilities	2,061,562	1,422,843
Accrued liabilities and other payable	2,051,827	1,455,009
Total current liabilities	23,605,967	13,345,486

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 60,200,000 shares issued and outstanding, respectively	60,200	60,200
Additional paid-in capital	2,970,045	2,970,045
Accumulated other comprehensive income	836,937	468,837
Statutory reserve	332,153	332,153
Retained earnings	8,343,354	6,481,227
Total stockholders’ equity	12,542,689	10,312,462
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,148,656	$23,657,948

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
REVENUES, NET
Guarantee fee income	$1,321,721	$2,981,863	$6,853,304	$7,230,368
Interest income	51,965	53,041	110,235	113,838

Total revenues, net	1,373,686	3,034,904	6,963,539	7,344,206

COST OF REVENUE	423,228	524,677	1,223,884	1,292,481

GROSS PROFIT	950,458	2,510,227	5,739,655	6,051,725

Operating expenses:
Selling, general and administrative	1,150,598	733,317	2,887,546	2,037,497
Provision for guarantee losses	87,347	163,687	407,421	400,883
Total operating expenses	1,237,945	897,004	3,294,967	2,438,380

(LOSS) INCOME BEFORE INCOME TAXES	(287,487)	1,613,223	2,444,688	3,613,345

Income tax benefit (expense)	83,999	(376,984)	(582,561)	(847,947)

NET (LOSS) INCOME	$(203,488)	$1,236,239	$1,862,127	$2,765,398

Other comprehensive income:
- Foreign currency translation gain	105,748	125,902	368,100	152,803

COMPREHENSIVE (LOSS) INCOME	$(97,740)	$1,362,141	$2,230,227	$2,918,201

Net (loss) income per share – Basic and diluted	$(0.00)	$0.02	$0.03	$0.05

Weighted average common shares outstanding – Basic and diluted	60,200,000	60,000,000	60,200,000	60,000,000

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,862,127	$2,765,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	113,112	82,043
Loss on disposal of plant and equipment	5,310	1,183
Provision for guarantee losses	407,421	400,883
Deferred tax expense	582,561	554,876
Changes in operating assets and liabilities:
Guarantee fee receivable	(18,873)	(26,064)
Prepayments and other receivable	(129,949)	(232,788)
Accounts payable, trade	(73,114)	15,185
Deferred revenue	688,947	260,816
Income tax payable	(538,056)	259,004
Accrued liabilities and other payable	132,873	(38,711)

Net cash provided by operating activities	3,032,359	4,041,825

Cash flows from investing activities:
Change in restricted cash, net of customer collateral	1,199,375	(949,296)
Purchase of marketable securities	(153,704)	-
Receipts from loans receivable	2,888,213	283,968
Payment on loans receivable	(5,902,232)	(2,268,060)
Proceeds from disposal of plant and equipment	247	290
Purchase of plant and equipment	(212,955)	(145,947)

Net cash used in investing activities	(2,181,056)	(3,079,045)

Cash flows from financing activities:
Advance from a related party	-	14,930

Net cash provided by financing activities	-	14,930

Effect of exchange rate changes in cash and cash equivalents	245,442	28,616

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,096,745	1,006,326

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	7,074,893	559,105

CASH AND CASH EQUIVALENT, END OF PERIOD	$8,171,638	$1,565,431

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$538,056	$32,368
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Retained earnings	Total stockholders’ equity
	No. of shares	Amount

Balance as of January 1, 2011	60,200,000	$60,200	$2,970,045	$468,837	$332,153	$6,481,227	$10,312,462

Net income for the period	-	-	-	-	-	1,862,127	1,862,127

Foreign currency translation adjustment	-	-	-	368,100	-	-	368,100
Balance as of September 30, 2011	60,200,000	$60,200	$2,970,045	$836,937	$332,153	$8,343,354	$12,542,689

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

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

In the opinion of management, the consolidated balance sheet as of December 31, 2010 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011 or for any future period.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

1.

CCG and the registered legal owner of CCG mutually agree to grant ZHJ with the principal operating decision making rights, such as appointment of directors and senior executive officers of the VIE. Also, ZHJ is a guarantor to CCG in connection with the operational performance of all contracts entered between CCG and third parties.

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

All of the registered legal equity owners of CCG have pledged their respective equity interests in CCG to ZHJ as a security the obligations of the registered legal equity owners and CCG under the agreements and for the payment by CCS under the exclusive management service and business consulting agreement.

Management believes that all these contractual agreements with CCG are in compliance with PRC law and are legally enforceable.

The Company has adopted ASC Topic 810-10-5-8, “Variable Interest Entities”. ASC Topic 810-10-5-8 requires a variable interest entity or VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. With the above agreements, the Company, through ZHJ demonstrates its ability to control CCG as the primary beneficiaries and the operating results of the VIE was included in the condensed consolidated financial statements for the three and nine months ended September 30, 2011.

•

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

The Company maintains cash accounts with a number of financial institutions in the PRC. As of September 30, 2011, the Company has cash concentration risk of $7,273,539 which is held by China Construction Bank.

•

Restricted cash

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The Company mainly maintains restricted cash in depository accounts with several financial institutions in the PRC, which are held by China Construction Bank and Shanghai Pudong Development Bank, respectively.

•

Marketable securities

Marketable securities consist of investments in unit trust in the PRC. The Company classifies marketable securities as “available-for-sale”, which are stated at fair value, with the unrealized gains and losses, reported in accumulated other comprehensive income. The Company uses quoted prices in active markets for identical assets (consistent with the Level 1 definition in the fair value hierarchy) to measure the fair value of its investments on a recurring basis pursuant to Accounting Standards Codification ("ASC") Topic 820, “Fair Value Measurements and Disclosures”.

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

Depreciation expenses for the three months ended September 30, 2011 and 2010 were $40,678 and $26,504, respectively.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Depreciation expenses for the nine months ended September 30, 2011 and 2010 were $113,112 and $82,043, respectively.

•

Impairment of long-lived assets

Long-lived assets primarily include plant and equipment. In accordance with the provisions of ASC Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value using an undiscounted cash flow analysis. There has been no impairment charge during the periods presented.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

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

For the nine months ended September 30, 2011 and 2010, the Company has recognized $407,421 and $400,883 on the provision for guarantee losses for any potential claims, respectively.

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

For the three and nine months ended September 30, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2011, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the foreign tax authority.

•

Comprehensive income

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective years:

	September 30, 2011	September 30, 2010
Period-end RMB : US$1 exchange rate	6.4018	6.6981
Average period RMB : US$1 exchange rate	6.5060	6.8164

•

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

Marketable securities are determined using Level 1, which is carried at fair value, with quoted prices in active markets.

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

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

As of September 30, 2011, the Company had surety and tendering guarantees outstanding resulting in restricted cash with approximately $17,722,717 from customer collateral and $3,139,117 for escrow deposits at the bank.

NOTE－5

LOANS RECEIVABLE, UNSECURED

Loans receivable, unsecured consist of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

Due from Party A, in a term of 12 months, repayable on December 30, 2011, with an interest rate of 2.52% per annum payable at its due date	$-	$2,836,611

Due from Party A, in a term of 12 months, repayable on June 29, 2012, with an interest rate of 2.52% per annum payable at its due date	952,855	-

Due from Party A, in a term of 12 months, repayable on September 29, 2012, with an interest rate of 2.52% per annum payable at its due date	577,963	-

Due from Party B, in a term of 12 months, repayable on June 29, 2012, with an interest rate of 2.52% per annum payable at its due date	4,467,492	-

Interest receivable	-	5,390
Total:	$5,998,310	$2,842,001

NOTE－6

AMOUNT DUE TO A RELATED PARTY

As of September 30, 2011 and December 31, 2010, amount due to a related party represented temporary advances made by Mr. Guokang Tu, chief executive officer and a director of the Company, which were unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE－7

ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable consisted of following:

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)

Provision for guarantee losses	$1,479,703	$1,031,803
Accrued payroll and employee welfare	175,565	196,376
Accrued operating expenses	108,575	134,228
Customer deposits	284,344	41,986
Other payables	3,640	50,616
	$2,051,827	$1,455,009

NOTE－8

INCOME TAXES

For the nine months ended September 30, 2011 and 2010, the local (United States) and foreign components of income from operations before income taxes were comprised of the following:

	Nine months ended September 30,
	2011	2010
Tax jurisdictions from:
– Local	$-	$-
– Foreign	2,444,688	3,613,345
Income before income taxes	$2,444,688	$3,613,345

The provision for income taxes consisted of the following:

	Nine months ended September 30,
	2011	2010
Current:
– Local	$-	$-
– Foreign	-	293,071

Deferred:
– Local	-	-
– Foreign	582,561	554,876
Income tax expense	$582,561	$847,947

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has operations in various countries:

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

United States, BVI, Hong Kong and the PRC that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

SNAS is registered in the State of Delaware and is subject to United States of America tax law.

As of September 30, 2011, the operations in the United States of America incurred $40,000 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $14,000 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Island

Under the current BVI law, LTL is not subject to tax on income.

Hong Kong

CML is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. For the nine months ended September 30, 2011 and 2010, CML does not have operations in Hong Kong.

The PRC

The Company generated substantially its net income from its subsidiary, ZHJ and its VIE, CCG in the PRC. ZHJ and CCG are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%.

CCG is registered and operates in Shenzhen City, the PRC and is recognized as “Enterprise Located in Special Economic Zone”. Hence, the Company is entitled to Corporate Income Taxes (“CIT”) at a preferential tax rate of 15%. For the nine months ended September 30, 2011 and 2010, the Company has established various provincial and municipal branches, as well as representative offices in the PRC, which are generally subject to the statutory tax rate of 25%. Under a transitional policy under the CIT Law, the Company will continue to enjoy the unexpired tax holiday in a special economic zone in Shenzhen City and its applicable tax rate will be increased progressively to 25% over a 5-years’ period, starting from January 1, 2008.

The reconciliation of income tax rate to the effective income tax rate for the nine months ended September 30, 2011 and 2010, is as follows:

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30
	2011	2010

Income before income taxes	$2,444,688	$3,613,345
Statutory income tax rate	25%	25%
Income tax expense at statutory tax rate	611,172	903,336
Effect of tax holiday	(21,359)	(57,764)
Effect of non-taxable items	(8,594)	(18,251)
Effect of non-deductible items	1,342	18,927
Tax adjustments	-	1,699
Income tax expense	$582,561	$847,947

The following table sets forth the significant components of the aggregate deferred tax (assets) and liabilities of the Company as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Deferred tax (assets):
Net operating loss carryforward	$(14,000)	$(14,000)
Deferred revenue	(403,282)	(215,224)
Total deferred tax (assets)	(417,282)	(229,224)
Less: valuation allowance	14,000	14,000
Total deferred tax (assets)	(403,282)	(215,224)

Deferred tax liabilities:
Provision for guarantee losses	2,464,844	1,638,067
Deferred tax liabilities, net	$2,061,562	$1,422,843

NOTE－9

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers

For the three months ended September 30, 2011, one customer represented 11% of the Company’s revenue amounting to $155,948, with no balance of guarantee fee receivable.

For the nine months ended September 30, 2011, there was no single customer who accounted for 10% or more of the Company’s revenues

For the three and nine months ended September 30, 2010, there was no single customer who accounted for 10% or more of the Company’s revenues.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

(b)

Major vendors

For the three and nine months ended September 30, 2011 and 2010, there was no single vendor who accounted for 10% or more of the Company’s purchases.

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

NOTE－10

COMMITMENTS AND CONTINGENCIES

(a)

Operating lease commitments

The Company is committed under various non-cancelable operating leases with fixed monthly rentals, due through September 2015. Total rent expenses for the nine months ended September 30, 2011 and 2010, was $365,097 and $294,316, respectively.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

As of September 30, 2011, the Company has future minimum rent payments due under various non-cancelable operating leases in the next four years, as follows:

Years ending September 30:
2012	$406,406
2013	291,882
2014	264,330
2015	252,623
Total:	$1,215,241

(b)

Guarantees

As of September 30, 2011, the Company has 629 surety and tendering guarantees outstanding. If the Company’s customers fail to complete their performance obligation in a timely manner so that the Company is obligated to pay on its guarantees, the Company would have the maximum potential amount of future payments of approximately $197,478,742 (RMB1,264,219,409) in total.

Provision for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through September 30, 2011. However, the uncertainty in macroeconomic factors and the uncertainty of the effect of any current or future government actions to the global economic crisis make forecasting of default rates increasingly imprecise. The Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. For the nine months ended September 30, 2011 and 2010, the Company experienced no actual claims for guarantee loss. At September 30, 2011, the Company has accrued $1,479,703 on the provision for guarantee losses for any potential claims.

NOTE－11

SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

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

OVERVIEW

Sino Assurance, Inc., a Delawara corporation (hereinafter “Sino Assurance”, “We”, the Company or the “Registrant"), was incorporated under the laws of the State of Delaware on August 19, 1997, under the name of Sheffield Products, Inc. We changed our name to Digital Network Alliance International, Inc. on November 30, 2004, and changed our name again to Sino Assurance Inc. on November 20, 2008.  The Company, through its subsidiaries and variable interest entity, is principally engaged in the provision of surety and tendering guarantees service to corporations and individuals in the Peoples Republic of China.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2010

Net revenue

Net revenue for the nine months ended September 30, 2011, was $6,963,539 as compared to $7,344,206 for the same period in 2010. The decrease of $380,667 or approximately 5% was primarily due to the tightening control of bank loan supply in China during last two fiscal quarters, and as a result reduced the demand of tender and surety guarantee business. The gross margin remains the same as 82% for the nine months ended September 30, 2011, due to the Company’s control of the cost of sales.

Net income before tax

Net income before tax for the nine months ended September 30, 2011 was $2,444,688, as compared to $3,613,345 for the same period in 2010, a decrease in pre-tax income of $1,168,657, or approximately 32%.  The decrease in pre-tax net income was primarily due to an increase in selling, general and administrative expenses.

Operating expenses

Total operating expenses were $3,294,967 for the nine months ended September 30, 2011, as compared to $2,438,380 for the same period in 2010.  The increase of $856,587 or approximately 35% was primarily due to the increase in staff costs, professional fee, and rent and rate experienced by the Company.

The primary reasons for the increases in the staff costs, professional fee, and rent and rate is as follows:

(1)

Staff costs - increase by $393,631 or 38% for the nine months ended September 30, 2011as compared to last period. The increase was mainly due to increase in headcounts and pay rates for the same period.

(2)

Professional fee to fulfill the obligation as a listing company - increase by $84,891 or 47% for the nine months ended September 30, 2011 as compared to last period.  The increase was mainly due to the increment by the services provider and the legal fee of Group restructuring in third quarter.

(3)

Rent and rates - increase by $75,937 or 26% for the nine months ended September 30, 2011 as compared to last period. The increase was mainly due to expansion of the business and which was related to revenue growth.

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2010

Net revenue

Net revenue for the three months ended September 30, 2011, was $1,373,686 as compared to $3,034,904 for the same period in 2010. The decrease of $1,661,218 or approximately 55% was due to the continuous tightening control of bank loan supply in China during this period and as a result reduce the demand of application for banking facility business. At the same time, the tender and surety guarantee business slightly increased as compared to the same period in 2010 which was because the Company employed more sales representatives during that period to promote its business.  The gross margin decreased to 69% from 83% for the three months ended September 30, 2011, due to the percentage of guarantee fee income that with lower gross margin was increased from 36% to 90% during that period. Due to the significant decrease in the higher gross margin guarantee business such as application for banking facility business, the gross margin also decreased.

Net loss before tax

Net loss before tax for the three months ended September 30, 2011 was $287,487 compared to net income before tax $1,613,223 for the same period in 2010, a decrease in pre-tax income of $1,900,710, or approximately 118%.  The decrease in pre-tax net income was due the decrease in net revenue and gross margin during this period, as well as the increase in selling, general and administrative expenses.

Operating expenses

Total operating expenses were $1,237,945 for the three months ended September 30, 2011, as compared to $897,004 for the same period in 2010.  The increase of $340,941 or approximately 38% was primarily due to the increase in staff costs, professional fee, and rent and rate.

The primary reasons for the increases in staff costs, professional fee, and rent and rate are as follows:

(1)

Staff costs - increase by $186,000 or 52% for the three months ended September 30, 2011 as compared to last period. The increase was mainly due to increase in headcounts and pay rates for the same period.

(2)

Professional fee to fulfill the obligation as a listing company - increase by $57,708 or 79% for the three months ended September 30, 2011 as compared to last period.  The increase was mainly due to the legal fee of the Group restructuring during this period.

(3)

Rent and rates - increase by $19,968 or 18% for the three months ended September 30, 2011 as compared to last period. The increase was mainly due to expansion of the business and which was related to revenue growth.

We anticipate that our operating expenses will increase in future periods, as we increase sales and marketing operations.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, guarantee fee receivable was $37,774, as compared to a December 31, 2010 balance of $18,003. As of September 30, 2011, customer collateral was $17,722,717, as compared to a December 31, 2010 balance of $8,830,517. These changes were due to the request of higher percentage of pledged deposits from customers during the period to minimize the risk.  As of September 30, 2011, marketable securities were $156,206 as compared to none in December 31, 2010. As of September 30, 2011, deferred revenue was $1,646,051, as compared to deferred revenue of $915,847 as of December 31, 2010.

For the nine months ended September 30, 2011, cash provided by operating activities totaled $3,032,359. This was primarily due to the net income for the period plus increase in deferred revenue, accrued liability and other payable, partially offset by the increase in guarantee fee receivables, prepayments and other receivable and decrease in income tax payable and accounts payable.

For the nine months ended September 30, 2011, cash used in investing activities amounted to $2,181,056. The use of funds was mainly due to the payment on loan receivable, purchase of marketable securities and purchase of plant and equipment, partially offset by the receipts from loans receivable and the change in restricted cash, net of customer collateral.

As of September 30, 2011, we owed $63,634 to Mr. Guokang Tu, a director. The amount represented the temporary advance and was unsecured, interest-free, and has no fixed repayment terms. Imputed interest is considered insignificant.

As of September 30, 2011, our unaudited balance sheet reflects total assets of $36,148,656 and total liabilities of

$23,605,967, as compared to total assets of $23,657,948 and total liabilities of $13,345,486 as of December 31, 2010. The Company had bank and cash equivalents of approximately $8,171,638 as of September 30, 2011.

As of September 30, 2011, the Company had surety and tendering guarantees outstanding resulting in restricted cash of approximately $17,722,717 from customer collateral and $3,139,117 for escrow deposits at the bank. Restricted cash represents (i) funds received from customers for the purpose of trust deposits held at the banks by the Company to pledge against the surety and tendering guarantee under the contractual guarantee period and (ii) escrow deposits as security to the bank for the provision of banking surety guarantee service. Such restricted cash under item (i) is an asset of the Company and is recorded as customer collateral payable to the customers upon the expiry of the guarantee contracts.

As of September 30, 2011, the loans receivable consist of the followings:

Due from Party A	$1,530,818

Due from Party B	4,467,492
$5,998,310

The Company entered into loan agreements to provide financing to Party A and Party B as general working capital and both of these Parties are independent third parties of the Company.

The loan to Party A is unsecured, interest bearing at 2.52% per annum and payable on June 29, 2012 and September 29, 2012 in the terms of 12 months.

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

As of September 30, 2011, we had total future lease commitments under non-cancelable operating leases of $1,215,241. We currently have working capital sufficient to fund these lease commitments.

As of September 30, 2011, we had contingent liabilities in respect of guarantees granted under the surety and tendering guarantee services business in the aggregate amount of $197,478,742. As of September 30, 2011, the Company has 629 surety and tendering guarantees outstanding. If the Company’s customers fail to complete their performance obligation in a timely manner so that the Company is obligated to pay on its guarantees, the Company would have the maximum potential amount of future payments of approximately $197,478,742 (RMB1,264,219,409) in total.  We have significant concentration of risk related to our guarantees of potential loss if our customers fail to complete their performance obligations under the surety guarantees in a timely manner. In order to reduce a certain level of default risk under the guarantee contracts, we request the required amount of cash deposits from the customers as security to assure the satisfaction of their performance obligations arising from the surety or tendering guarantees. These cash collaterals are recorded under the caption of “Restricted cash” as assets and “Customer collateral” as liabilities on the balance sheet. Upon the expiry of the guarantee contract, we will refund the cash deposit to the customers in full.

Provision for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through September 30, 2011. However, the uncertainty in macroeconomic factors and the uncertainty of the effect of any current or future government actions to the global economic crisis make forecasting of default rates increasingly imprecise. The Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. For the nine months ended September 30, 2011 and 2010, the Company experienced no claims for actual guarantee loss. At September 30, 2011, the Company has accrued $1,479,703 on the provision for guarantee losses for any potential claims.

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

As of the end of the period covered by this report, the Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and chief financial officer also concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the most recent fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.

SCH XBRL Schema Document.*

101.

CAL XBRL Taxonomy Extension Calculation Linkbase Document. *

101.

LAB XBRL Taxonomy Extension Label Linkbase Document. *

101.

PRE XBRL Taxonomy Extension Presentation Linkbase Document. *

101.

DEF XBRL Taxonomy Extension Definition Linkbase Document. *

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO ASSURANCE INC.

(Registrant)

By: /s/ Guokang Tu, Chief Executive Officer and Chairman

Date:  November 14, 2011

By: /s/ Mengyou Tong, Chief Financial Officer

Date: November 14, 2011