Form 10-K
period 2011-12-31
SINO ASSURANCE INC.
filed 2012-03-28
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission file number 000-50002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

 Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $5,814,480

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  60,200,000 shares of the registrant’s common stock, $0.001 par value common stock outstanding as of March 28, 2012.

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

ITEM 1. BUSINESS

BACKGROUND

Sino Assurance, Inc. (the “Company”, “We”, “us”, or “SNAS”) was incorporated under the laws of the State of Delaware on August 19, 1997, under the name of Sheffield Products, Inc. We changed our name to Digital Network Alliance International, Inc. on November 30, 2004, and changed our name again to Sino Assurance Inc. (SNAS) on November 20, 2008.  Currently, the Company through its subsidiaries and affiliates is principally engaged in the provision of surety and tendering guarantees service to corporations and individuals in the People’s Republic of China (the “PRC”).

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

Operating Agreement
1.

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

All of the registered legal equity owners of CCG have pledged their respective equity interests in CCG to ZHJ as a security the obligations of the registered legal equity owners and CCG under the agreements and for the payment by CCG under the exclusive management service and business consulting agreement.

The foregoing description of the Current VIE Agreements is qualified in its entirety by reference to the Operating Agreement, Exclusive Management Service and Business Consulting Agreement, Option Agreement, Proxy Statement, and the Equity Pledge Agreement, which were attached as Exhibits, 10.5, 10.6, 10.7, 10.8, and 10.9, respectively to the Form 10-KA filed be the Company on August 10, 2011, and are herein incorporated by reference.

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

CCG is headquartered in Shenzhen China, and is in the business of providing a guarantee service to corporations and individuals in issuing and obtaining surety or tendering guarantees for this business operations and/or personal use.  The types of guarantees CCG provides include various project guarantees such as Project Bidding Guarantee, Performance Bond Guarantee, and Advance Payment Guarantee via its 29 branches located throughout China such as Beijing, Guangzhou, Dalian, Hangzhou, Nanjing, Chengdu, Ningbo, Qingdao, Chongqing, Changsha and Wuhan etc.  In exchange for CCG’s guarantee services, customers pay CCG a certain percentage of the surety amount as an upfront fee.

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

CCG has 29 branches across 20 provinces in China. Its strong sales team will provide clients with the comprehensive and one-stop service from pre-sales, sales and after-sales service.

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

EMPLOYEES

At the time of this report, SNAS had 190 employees, including 105 in sales and operations, and 85 in supporting and administrative functions.

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

We might require additional financing to fund operations or potential acquisitions.  If financing is not available, we might not be able to grow as we plan

At December 31, 2011, we had cash and cash equivalents of $1,544,199. However, in the future, we might be required to seek additional financing to fund operations or potential acquisition opportunities.  If we cannot raise sufficient capital, our ability to operate and to grow through acquisitions or otherwise respond to competitive pressures would be significantly limited.

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

Risks Related to Doing Business In China

Government control of currency conversion and exchange rate fluctuations may materially and adversely affect our business

All of our revenue and expenses are denominated in Renminbi, the currency of China. A portion of such revenue may be converted into other currencies to meet our foreign currency obligations. In addition, we incur approximately 2.36% of our expenses in foreign currencies, mostly for professional services such as auditors, attorneys and other intermediaries. Foreign exchange transactions under our capital account, including principal payments with respect to foreign currency-denominated obligations, continue to be subject to significant foreign exchange controls and require the approval of the SAFE in China. These limitations could affect our ability to obtain foreign exchange through debt or equity financing or to obtain foreign exchange for capital expenditures.

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

A slowdown in the Chinese economy may negatively affect our growth and profitability

The Chinese economy on average grew approximately 9% per year for more than 25 years. Due to several factors, including those affecting the global economy as a whole, China’s economic growth may be less compared to its historical growth, which may have a negative effect on our business. The recent global economic recession, which began in early 2009 has caused the global financial markets to undergo pervasive and fundamental disruption and loss, has affected the Chinese economy. This global economic recession has led to an increased level of commercial and consumer delinquencies, decline in consumer confidence, increased market volatility and widespread reduction of business activity generally. Current global economic pressures may further negatively impact China’s economy. A worsening of global economic conditions and/or reduced business activity would likely negatively affect the Chinese economy which may slow our growth and reduce or eliminate our profitability.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

SNAS rents its facilities from companies owned by the third parties.  As of December 31, 2011, SNAS leased approximately 4,445 square meter of office space for its operations.  Its current leased properties are:

Location	Size	Description

Shenzhen, China	817 sq. m	Headquarters

Others, China	3,628 sq. m	Branches

SNAS’s current total rental payment for its facilities is approximately US$515,706 in the fiscal year 2011.  We intend to renew both of these leases upon their expiration.

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

ITEM 4. MINE SAFETY DISCLOSURES

N/A

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

	Closing Bid Prices
	High	Low
Year Ended December 31, 2011
1st Quarter	$0.750	$0.080
2nd Quarter	0.750	0.190
3rd Quarter	0.500	0.140
4th Quarter	0.310	0.140
Year Ended December 31, 2010
1st Quarter	$0.200	$0.200
2nd Quarter	0.595	0.200
3rd Quarter	0.595	0.350
4th Quarter	0.500	0.500

None of SNAS’s common equities are subject to any outstanding options, warrants to purchase, or securities convertible into, common stock.

As of December 31, 2011, SNAS had 60,200,000 shares of common stock issued and outstanding.  The shares are held by 123 stockholders of record.

SNAS currently has no securities authorized for issuance under any equity compensation plans.  SNAS has never declared any cash dividends on its common stock and does not anticipate declaring dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATIONS

Management Team's 2012 Operational Plan

I. Operational Environment of Year 2012

1.

In terms of legal environment, China has established the Assurance Law framework based on two basic legislations, known as the "Contract Law" and the "Civil Law", the whole framework is further pivoted on the "Assurance Law" as supplemented by the Judicial Interpretation. The “property law”, the” PRC company law”, etc are supplements to the more perfect legal system.

2.

With regard to the policy aspect, in order to regulate the assurance business while promoting the growth of this industry, relating governmental bodies have enacted a series of laws, regulations and policies such as the "Small to Medium Enterprises Promotion Law", the "Interim Administrative Rules Guiding the Risk Control Work of Small to Medium Enterprises Engaged in the Assurance Business", the "Notice Regarding the Establishment of Credit Assurance System for Small to Medium Enterprises ", the "Administrative Rules for Small-Sum Guaranteed Loan for Unemployed Persons", the "Trial Methods for Undertaking Housing Credit Insurance Business", the "Certain Trial Rules for the Introduction of Construction Contract Guarantee in Real Estate Developing Projects" and the “Trail Rules for the Financing Guarantee Company”. All such rules and regulations have on one hand described the common practices of the assurance industry, strengthened the management of risk control, and on the other hand improved the industrial environment of the assurance business, thus have expanded the assurance business scope and boosted the growth of this industry.

3.

As to the credit environment, the construction of social credit system of enterprises in relation to the management and customer credit information of the security industry merges into the existing banking and financial regulatory system. In 2011 the China Banking

Regulatory Commission’s “Joint Conference on the risks of illegal business operation of assurance enterprises” and People’s Bank’s policy of putting guarantee deposits into deposits reserves fully describes the fact that the assurance industry is very important to the social credit system construction, it also reflects the development of assurance industry in China economic development is causing more and more national and social concern.

II. Market Opportunity

1.

In the field of construction projects on 2012, the central government intends to invest RMB402.6 billion in six areas, which consists of 3 letter of guarantee of construction businesses: " proposed arrangements for $ 69 billion to accelerate the affordable housing program to support the construction of low-rent housing and accelerate the shantytown improvement; proposed arrangement of RMB140.6 billion to strengthen the "three agriculture" construction for rural "water circuit" livelihood projects; proposed arrangement of RMB24.1 billion to promoting the construction of major infrastructure such as transportation, energy; all of the above reflects a substantial need of demand of assurance services.

2.

As for the sector of railway material purchase, the Ministry of Railways disclosed on the National Railway Work Conference held in Beijing on November 23, 2011 that in 2012 the total investment in fixed assets of China railway will be RMB500 billion, and new railway line construction 6,366 km, although it reflects a decrease of 1/3 compared to 2011, the capital investment is still up to RMB400 billion, which is still one of the most important market.

3.

As to the energy-saving and environmental protection aspects, in the central government’s investment budget of 2012, to strengthen energy-saving, environmental protection and ecological construction amounts to RMB$48.8 billion.

III. 2012 Market Expansion Proposal and Safeguard Measures

Market Expansion Proposal

1.

The Company will accelerate the process of expansion by targeting new markets, 5 subsidiaries will be established in 2012 to make the sales network covering all major medium to large cities of China. Additionally, the sales model will be diversified to comprehensively use the sales modes of call-center, internet and shop-at-home.

2.

The Company will further extend its business scope, by strengthening the existing relationship with China Construction Bank and Shanghai Pudong Development Bank, to acquire more favorable treatments for the company's existing business and broaden the business scope.

3.

The company will pay more attention to the development of new products: while continuing to promote the purchase and supply of such letter of guarantee business, we also target to promote the businesses of foreign letter of guarantees, develop new products such as litigation evidence preservation guarantees, expand the existing customer base in order to increase business revenue streams;

4.

Giving full support for application of new technologies: on the basis of the successful launching of e-commerce web site in 2011, the company looks for achieving double breakthrough in online products and on-line process, striving to line up to the platform data of banks, so as to ensure "safe, efficient, and accurate" process and to achieve the ultimate goal of total electronic processing.

Safeguard Measures

In 2012, the company will focus in the building of a team of internal elites as the core of human resources, paying more attention to professional training and internal control management, in order to achieve all business objectives eventually.

1.

To build an elite team, emphasize in training and performance appraisal.

2.

To upgrade the existing services to customer in order to achieve high and fast business growth.

3.

The Company will develop an innovative risk control mechanism to reduce the business risk in 2012.

4.

The Company will strengthen the communication with business partners and regulatory bodies in order to acquire the most up-to-date information of the industry to make sure the Company can continue to be the leader in the industry.

We do not have any material off-balance sheet arrangements.

RESULTS OF OPERATIONS

Year Ended December 31, 2011 compared with Year Ended December 31, 2010

Net revenue: Net revenue for the year ended December 31, 2011, was $8,768,391 as compared to $12,152,741 for the same period in 2010. The decrease of $3,384,350 or approximately 28% was due to the tightening control of bank loan supply in China during the year and as a result reduce the demand of tender and surety guarantee business. The gross margin slightly decreased from 85% to 83% for the year ended December 31, 2010, it was due to the percentage of the guarantee fee income with higher profit margin decreased and the guarantee fee income with lower profit margin increased.

Loss before income tax: Loss before income tax for the year ended December 31, 2011 was $230,303 compared with income before income tax $6,514,978 for the whole year of 2010. The decrease in pre-tax income of $6,745,281 or approximately 104% was mainly due to decrease in guarantee fee income by the tightening control of bank loan supply in China during the year and reduce demand of tender and surety guarantee business, as well as we employed more agents to promote guarantee business, and increasing our selling, general and administrative expenses.

Operating expenses: Total operating expenses were $7,314,330 for year ended December 31, 2011, as compared to $3,713,837 for the same period in 2010.  The increase of $3,600,493 or 97% was mainly due to increase in rent, depreciation, staffs cost and sales commission. The reasons for the changes in the major items are as follows:

(1)

Rent - increase by $116,543 or 29% from $399,163 in 2010 to $515,706 in 2011. The increase was mainly due to expansion of the business during the year 2011 and increasing rent in renewal of the tenancy agreement.

(2)

Depreciation - increase by $45,577 or 41 % from $111,138 in 2010 to $156,715 in 2011. The increase was primarily due to the addition of fixed assets during the year 2011.

(3)

Staff costs - increase by $591,256 or 39 % from $1,516,692 in 2010 to $2,107,948 in 2011. The increase was mainly due to increase in headcounts and pay rates during the year of 2011.

(4)

Sales commission - increase by $2,409,209 compare with none in 2010 on the business in application of bank guarantee. The business model was changed during the year and we commenced to pay sales commission to the referral agents to get more business. The sales commission was paid to an independent third party and in normal course of business, mutually agreed terms and in payment basis. Due to the low profit margin result and after the discussion of the management, this business model will be phase out in 2012.

We anticipate that our operating expenses will increase in future periods, as we increase sales and marketing operations, and fulfill our obligation as a listing company under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

For the year ended December 31, 2011, cash provided by operating activities totaled $2,384,840 compared to $8,043,993 for the fiscal year ended December 31, 2010. The decrease in receipt of funds was primarily due to the decrease in net income, an increase in deferred revenue, trade payable, accrued liabilities and other payable, and off-set by increase in guarantee fee receivable, prepayment and other receivable and decrease in income tax payable.

For the year ended December 31, 2011, cash used in investing activities amounted to $8,112,495 compared to $1,722,022 for the fiscal year ended December 31, 2010. The use of funds was for the purchase of marketable securities, plant and equipment and advances for loans receivable, which partially offset by the change in restricted cash, net of customer collateral and the repayment from loan receivable.

Assets and liabilities

For the year ended December 31, 2011, the Company’s balance sheet reflects total current assets of $35,023,074 and total current liabilities $25,047,474. These items increased by $11,775,933 (or 51%) and $11,701,988 (or 88%) respectively as compared to the year ended December 31, 2010. The increase of total current assets was mainly due to an increase of restricted cash, marketable securities, loan receivable as well as prepayments and other receivable, partially offset by decrease in cash and cash equivalents. The increase in total current liabilities was mainly due to increase in customer collateral, deferred revenue as well as accrued liabilities and other payable, partially offset by decrease in income tax payable and deferred tax liabilities.

As of December 31, 2011, cash and cash equivalent was $1,544,199, as compared to December 31, 2010 balances of $7,074,893. The decrease was mainly due to the increase in cash used in investing activities. As of December 31, 2011, escrow deposits at the bank was $3,148,466, as compared to December 31, 2010 balances of $4,219,600. The decrease was mainly due to the decrease of the tender and surety guarantee business.  As of December 31, 2011, deferred revenue was $1,972,424 as compared to $915,847 for the same period in 2010.  The increase was due to the increase of surety guarantee business with which the services lasted for more than one year. As of December 31, 2011, accrued liabilities and other payable was $3,651,371 as compared to $1,455,009 for the same period in 2010.  The increase was due to the increase in provision for guarantee loss, commission payables and advance from customers.

The Company maintained cash and cash equivalent $1,544,199 as of December 31, 2011. The Company has sufficient funds to satisfy its financial commitments and working capital requirements for the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the expansion of our operating capacity, and the continuing market acceptance of our services.

As of December 31, 2011, the Company owed $64,130 to Mr. Guokang Tu, a director. The loan was unsecured, interest-free with no fixed repayment term.

As of December 31, 2011, the Company had surety and tendering guarantees outstanding resulting in restricted cash with approximately $17,782,504 from customer collateral and $3,148,466 for escrow deposits at the bank. Restricted cash represents (i) fund received from customers for the purpose of trust deposits held at the banks by the Company to pledge against the surety and tendering guarantee under the contractual guarantee period and (ii) escrow deposits as security to the bank for the provision of banking surety guarantee service. Such restricted cash under item (i) is an asset of the Company and is recorded as customer collateral payable to the customers upon the expiry of the guarantee contracts.

In December 2011, the Company also provided a loan sum of $5,462,689, $1,369,581 and $3,884,255 in a term of 12 months, receivable by June 29, 2012, September 29, 2012 and December 30, 2012 respectively, with an interest rate of 2.52% per annum payable at its due date.

For the year ended December 31, 2011, the Company had the total future lease commitments under non-cancellable operating leases are $1,231,307. The Company currently has working capital sufficient to fund these lease commitments.

As of December 31, 2011, the Company has contingent liabilities in respect of guarantees granted under the surety and tendering guarantee services business in the aggregate amount of $256,213,528. As of December 31, 2011, the Company has 709 surety and tendering guarantees outstanding. If all the Company’s customers fail to complete their performance obligation in a timely manner so that the Company is obligated to pay on its guarantees, the Company would have the maximum potential amount of future payments of approximately $256,213,528 (RMB1,627,545,197) in total. The Company has significant concentration risk related to its guarantees on potential loss if the customers fail to the completion of their performance obligation in a timely manner under the surety guarantees. To reduce these potential losses, the Company holds collateral in the form of cash equivalents, which are reflected in customer collateral on the balance sheets as they are held in restricted cash in the Company’s name.

Provision for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through December 31, 2011. However, the uncertainty in macroeconomic factors and the uncertainty of the effect of any current or future government actions to the global economic crisis make forecasting of default rates increasingly imprecise. The Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. The Company has no actual guarantee loss claims for during the year. At December 31, 2011, the Company has accrued $1,544,795 on the reserve for guarantee losses for any potential claims.

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

The Company follows ASC Topic 605-20-25-8, “Fees for Guaranteeing a Loan ” and recognizes the guarantee fee income over the term of the contract on a straight line basis, net of business taxes, the price to the client is fixed or determinable, and collectability of the resulting receivable is reasonably assured.

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

For the years ended December 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2011, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in its own jurisdiction. As a result of its business activities, the Company files separate tax returns that are subject to examination by the foreign tax authorities. For the year ended December 31, 2011, the Company filed and cleared a 2010 tax return with its local tax authority in the PRC.

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

For the years ended December 31, 2011 and 2010, the Company has recognized $463,393 and $679,883 on the provision for guarantee losses for any potential claims, respectively.

As of December 31, 2011, the Company has 709 surety and tendering guarantees outstanding. If the Company’s customers fail to complete their performance obligation in a timely manner so that the Company is obligated to pay on its guarantees, the Company would have the maximum potential amount of future payments of approximately $256,213,528 (RMB1,627,545,197) for surety guarantee.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SINO ASSURANCE INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sino Assurance Inc.

We have audited the accompanying consolidated balance sheets of Sino Assurance Inc. and its subsidiaries (“the Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders’ equity and for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited

Certified Public Accountants

Hong Kong, China

March 28, 2012

SINO ASSURANCE INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$1,544,199	$7,074,893
Restricted cash	20,930,970	13,050,117
Marketable securities	1,416,810	-
Guarantee fee receivables	48,154	18,003
Loans receivable, unsecured	10,716,525	2,842,001
Prepayments and other receivables	366,416	262,127
Total current assets	35,023,074	23,247,141

Non-current assets:
Plant and equipment, net	573,161	410,807
TOTAL ASSETS	$35,596,235	$23,657,948

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable, trade	$145,103	$130,209
Customer collateral	17,782,504	8,830,517
Deferred revenue	1,972,424	915,847
Amount due to a related party	64,130	61,614
Income tax payable	210,202	529,447
Deferred tax liabilities	1,221,740	1,422,843
Accrued liabilities and other payables	3,651,371	1,455,009
Total current liabilities	25,047,474	13,345,486

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 60,200,000 shares issued and outstanding, respectively	60,200	60,200
Additional paid-in capital	2,970,045	2,970,045
Accumulated other comprehensive income	887,189	468,837
Statutory reserve	497,538	332,153
Retained earnings	6,133,789	6,481,227
Total stockholders’ equity	10,548,761	10,312,462
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,596,235	$23,657,948

See accompanying notes to consolidated financial statements.

SINO ASSURANCE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2011	2010

REVENUES, NET
Guarantee fee income	$8,547,498	$12,036,998
Interest income	220,893	115,743
Total revenues, net	8,768,391	12,152,741

COST OF REVENUE	(1,684,364)	(1,923,926)

GROSS PROFIT	7,084,027	10,228,815

Operating expenses:
Depreciation	156,715	111,138
Selling, general and administrative	6,694,222	2,922,816
Provision for guarantee losses	463,393	679,883
Total operating expenses	7,314,330	3,713,837

(LOSS) INCOME BEFORE INCOME TAXES	(230,303)	6,514,978

Income tax benefit (expense)	48,250	(1,560,544)

NET (LOSS) INCOME	$(182,053)	$4,954,434

Other comprehensive income:
- Foreign currency translation gain	418,352	296,772

COMPREHENSIVE INCOME	$236,299	$5,251,206

Net (loss) income per share – Basic and diluted	$(0.00)	$0.08

Weighted average common shares outstanding – Basic and diluted	60,200,000	60,192,222

See accompanying notes to consolidated financial statements.

SINO ASSURANCE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(182,053)	$4,954,434
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	156,715	111,138
Stock based compensation	-	40,000
Loss on disposal of plant and equipment	6,254	1,995
Provision for guarantee losses	463,393	679,883
Deferred tax (benefit) expense	(255,127)	1,039,244
Changes in operating assets and liabilities:
Guarantee fee receivable	(28,950)	(16,763)
Prepayments and other receivable	(92,101)	(55,980)
Accounts payable, trade	9,423	119,938
Deferred revenue	1,003,042	525,511
Income tax payable	(335,481)	487,044
Accrued liabilities and other payable	1,639,725	157,549

Net cash provided by operating activities	2,384,840	8,043,993

Cash flows from investing activities:
Change in restricted cash, net of customer collateral	1,223,839	(2,010,222)
Purchase of marketable securities	(1,394,398)	-
Repayments from loans receivable	2,911,307	5,719,344
Advances on loans receivable	(10,547,004)	(5,194,926)
Proceeds from disposal of plant and equipment	249	1,020
Purchase of plant and equipment	(306,488)	(237,238)

Net cash used in investing activities	(8,112,495)	(1,722,022)

Cash flows from financing activities:
Proceeds from capital contribution	-	15,124
Net cash provided by financing activities	-	15,124

Effect of exchange rate changes in cash and cash equivalents	196,961	178,693

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,530,694)	6,515,788

CASH AND CASH EQUIVALENT, BEGINNING OF YEAR	7,074,893	559,105

CASH AND CASH EQUIVALENT, END OF YEAR	$1,544,199	$7,074,893

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$542,358	$34,256
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

SINO ASSURANCE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Retained earnings	Total stockholders’ equity
	No. of shares	Amount

Balance as of January 1, 2010	60,000,000	$60,000	$2,915,121	$172,065	$158,314	$1,700,632	$5,006,132

Common stock issued for service	200,000	200	39,800	-	-	-	40,000

Capital contribution from stockholders	-	-	15,124	-	-	-	15,124

Net income for the year	-	-	-	-	-	4,954,434	4,954,434

Foreign currency translation adjustment	-	-	-	296,772	-	-	296,772

Appropriation to statutory reserve	-	-	-	-	173,839	(173,839)	-

Balance as of December 31, 2010	60,200,000	$60,200	$2,970,045	$468,837	$332,153	$6,481,227	$10,312,462

Net loss for the year	-	-	-	-	-	(182,053)	(182,053)

Foreign currency translation adjustment	-	-	-	418,352	-	-	418,352

Appropriation to statutory reserve	-	-	-	-	165,385	(165,385)	-
Balance as of December 31, 2011	60,200,000	$60,200	$2,970,045	$887,189	$497,538	$6,133,789	$10,548,761

See accompanying notes to consolidated financial statements.

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

The Company has adopted ASC Topic 810-10-5-8, “Variable Interest Entities”. ASC Topic 810-10-5-8 requires a variable interest entity or VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. With the above agreements, the Company, through ZHJ demonstrates its ability to control CCG as the primary beneficiaries and the operating results of the VIE was included in the consolidated financial statements for the years ended December 31, 2011 and 2010.

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

●

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

●

Impairment of long-lived assets

Long-lived assets primarily include plant and equipment. In accordance with the provisions of Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value using an undiscounted cash flow analysis. There has been no impairment changes for the years presented.

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In accordance with ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and  collectability is reasonably assured.

(c)

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

The Company follows ASC Topic 605-20-25-8, “Fees for Guaranteeing a Loan ” and recognizes the guarantee fee income over the term of the contract on a straight line basis, net of business taxes, the price to the client is fixed or determinable, and collectability of the resulting receivable is reasonably assured.

At the balance sheet date, any fees received in advance under the guarantee contracts are recorded as deferred revenue and amortized as revenue over the term of the guarantee period on a straight-line basis.

Concurrently, the Company recognizes the bank charges associated with the guarantee as cost of revenue when incurred.

(d)

Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●

Advertising expense

Advertising costs are expensed as incurred under ASC Topic 720-35, “Advertising Costs”. The Company incurred $24,620 and $8,195 for the years ended December 31, 2011 and 2010, respectively.

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

For the years ended December 31, 2011 and 2010, the Company has recognized $463,393 and $679,883 on the provision for guarantee losses for any potential claims, respectively.

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

For the years ended December 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of December 31, 2011, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts major businesses in the PRC and is subject to tax in its own jurisdiction. As a result of its business activities, the Company files separate tax returns that are subject to examination by the foreign tax authorities. For the year ended December 31, 2011, the Company filed and cleared a 2010 tax return with its local tax authority in the PRC.

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective years:

	2011	2010
Year-end RMB : US$1 exchange rate	6.3523	6.6118
Annual average RMB : US$1 exchange rate	6.4544	6.7788

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Management believes, based on the discounted cash flows using current interest rates, the fair value of loans receivable approximates the carrying value at December 31, 2011.

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-28 regarding the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance clarifies the steps to be performed to determine whether goodwill has been impaired and addresses the steps for reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years (and interim periods within such years) beginning after December 15, 2010. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 regarding fair value measurements and disclosures. This new guidance clarifies the application of existing fair value measurement guidance and revises certain measurement and disclosure requirements to achieve convergence with International Financial Reporting Standards. This guidance is effective for the first interim or annual period beginning after December 15, 2011. In the period of adoption, the Company will include the required disclosures in its filings and believes the adoption will have no impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 regarding the presentation of comprehensive income. This new guidance amends the previous application of comprehensive income and the requirements regarding presentation in the financial statements. It requires the disclosure of the components of comprehensive income, which the Company currently discloses in other sections of its filings, to be presented as part of one statement of comprehensive income, or as a separate statement of comprehensive income following the statement of earnings. In December 2011, the FASB issued ASU No. 2011-12 which temporarily defers those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. This guidance is effective for fiscal years (and interim periods within such years) beginning after December 15, 2011. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11 regarding disclosures about offsetting assets and liabilities. This new guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of December 31, 2011, the Company had surety and tendering guarantees outstanding resulting in restricted cash with approximately $17,782,504 from customer collateral and $3,148,466 for escrow deposits at the bank.

4.

LOANS RECEIVABLE, UNSECURED

Loans receivable, unsecured consist of the following:

	As of December 31,
	2011	2010

Due from Party A, in a term of 12 months, repayable on December 30, 2011, with an interest rate of 2.52% per annum payable at its due date	$-	$2,836,611

Due from Party A, in a term of 12 months, repayable on June 29, 2012, with an interest rate of 2.52% per annum payable at its due date	960,283	-

Due from Party A, in a term of 12 months, repayable on September 29, 2012, with an interest rate of 2.52% per annum payable at its due date	1,369,581	-

Due from Party A, in a term of 12 months, repayable on December 30, 2012, with an interest rate of 2.52% per annum payable at its due date	3,247,732	-

Due from Party B, in a term of 12 months, repayable on June 29, 2012, with an interest rate of 2.52% per annum payable at its due date	4,502,406	-

Due from Party B, in a term of 12 months, repayable on December 30, 2012, with an interest rate of 2.52% per annum payable at its due date	620,781	-

Due from Party C, in a term of 12 months, repayable on December 30, 2012, with an interest rate of 2.52% per annum payable at its due date	15,742	-

Interest receivable	-	5,390
Total:	$10,716,525	$2,842,001

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

5.

PLANT AND EQUIPMENT

Plant and equipment consisted of the following:

	As of December 31,
	2011	2010

Leasehold improvement	$97,817	$97,817
Furniture, fittings and office equipment	351,888	243,645
Motor vehicles	334,460	155,058
Foreign translation difference	220,424	187,844
	1,004,589	684,364
Less: accumulated depreciation	(409,819)	(265,443)
Less: foreign translation difference	(21,609)	(8,114)

Plant and equipment, net	$573,161	$410,807

Depreciation expense for the years ended December 31, 2011 and 2010 was $156,715 and $111,138, respectively.

6.

AMOUNT DUE TO A RELATED PARTY

As of December 31, 2011 and 2010, amount due to a related party represented temporary advances made by Mr. Guokang Tu, chief executive officer and a director of the Company, which were unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

7.

ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of following:

	As of December 31,
	2011	2010

Commission payable	$1,648,222	$-
Provision for guarantee losses	1,544,795	1,031,803
Accrued payroll and employee welfare	279,758	196,376
Accrued operating expenses	110,320	134,228
Advance from customers	52,054	41,986
Other payables	16,222	50,616
	$3,651,371	$1,455,009

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8.

INCOME TAXES

For the years ended December 31, 2011 and 2010, the local (United States) and foreign components of (loss) income from operations before income taxes were comprised of the following:

	Years ended December 31,
	2011	2010
Tax jurisdictions from:
– Local	$-	$(40,000)
– Foreign	(230,303)	6,554,978
(Loss) income before income taxes	$(230,303)	$6,514,978

The provision for income taxes consisted of the following:

	Years ended December 31,
	2011	2010
Current:
– Local	$-	$-
– Foreign	206,877	521,300

Deferred:
– Local	-	-
– Foreign	(255,127)	1,039,244
Income tax (benefit) expense	$(48,250)	$1,560,544

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

As of December 31, 2011, the operations in the United States of America incurred $40,000 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $14,000 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Island

Under the current BVI law, LTL is not subject to tax on income.

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Hong Kong

CML is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. For the years ended December 31, 2011 and 2010, CML does not have operations in Hong Kong.

The PRC

The Company generated substantially its net income from its subsidiary, ZHJ and its VIE, CCG in the PRC. ZHJ and CCG are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%.

CCG is registered and operates in Shenzhen City, the PRC and is recognized as “Enterprise Located in Special Economic Zone”. Hence, the Company is entitled to Corporate Income Taxes (“CIT”) at a preferential tax rate of 15%. For the years ended December 31, 2011 and 2010, the Company has established various provincial and municipal branches, as well as representative offices in the PRC, which are generally subject to the statutory tax rate of 25%. Under a transitional policy under the CIT Law, the Company will continue to enjoy the unexpired tax holiday in a special economic zone in Shenzhen City and its applicable tax rate will be increased progressively to 25% over a 5-years’ period, starting from January 1, 2008.

The reconciliation of income tax rate to the effective income tax rate for the years ended December 31, 2011 and 2010 is as follows:

	Years ended December 31,
	2011	2010

(Loss) income before income taxes	$(230,303)	$6,554,978
Statutory income tax rate	25%	25%
Income tax (benefit) expense at statutory tax rate	(57,576)	1,638,744
Effect of tax holiday	-	(83,020)
Effect of non-deductible items	9,326	3,112
Tax adjustments	-	1,708
Income tax (benefit) expense	$(48,250)	$1,560,544

The following table sets forth the significant components of the aggregate deferred tax (assets) and liabilities of the Company as of December 31, 2011 and 2010:

	As of December 31,
	2011	2010
Deferred tax (assets):
Net operating loss carryforward	$(14,000)	$(14,000)
Deferred revenue	(483,244)	(215,224)
Total deferred tax assets	(497,244)	(229,224)
Less: valuation allowance	14,000	14,000

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Deferred tax assets	$(483,244)	(215,224)

Deferred tax liabilities:
Provision for guarantee losses	1,704,984	1,638,067
Deferred tax liabilities, net	$1,221,740	$1,422,843

Deferred tax liabilities on the provision for guarantee losses reflect the temporary differences between the tax basis of such provision under PRC local tax law and the accounting basis of the estimated losses under U.S. GAAP.

9.

NET (LOSS) INCOME PER SHARE

Basic net

 (loss) income per share is computed using the weighted average number of the common share outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net (loss) income per share. The following table sets forth the computation of basic and diluted net (loss) income per share for the years ended December 31, 2011 and 2010:

	Years ended December 31,
	2011	2010

Net (loss) income attributable to common stockholders	$(182,053)	$4,954,434

Weighted average common shares outstanding	60,200,000	60,192,222
Basic and diluted net (loss) income per share	$(0.00)	($0.08

10.

CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiary and VIE in the PRC, are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. It is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $150,771 and $100,785 for the years ended December 31, 2011 and 2010, respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

the registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the years ended December 31, 2011 and 2010, the Company made an appropriation of $165,385 and $173,839 to the statutory reserve, respectively.

12.

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers

For the years ended December 31, 2011 and 2010, there was no single customer who accounted for 10% or more of the Company’s revenues.

(b)

Major vendors

For the years ended December 31, 2011 and 2010, there was no single vendor who accounted for 10% or more of the Company’s purchases.

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

13.

COMMITMENTS AND CONTINGENCIES

(a)

Operating lease commitments

The Company is committed under various non-cancelable operating leases with fixed monthly rentals, due through September 2015. Total rent expenses for the years ended December 31, 2011 and 2010 was $515,706 and $399,163, respectively.

As of December 31, 2011, the Company has future minimum rent payments due under various non-cancelable operating leases in the next four years, as follows:

Years ending December 31:
2012	$467,320
2013	292,173
2014	280,871
2015	190,943
Total:	$1,231,307

(b)

Guarantees

As of December 31, 2011, the Company has 709 surety and tendering guarantees outstanding. If the Company’s customers fail to complete their performance obligation in a timely manner so that the Company is obligated to pay on its guarantees, the Company would have the maximum potential amount of future payments of approximately $256,213,528 (RMB1,627,545,197) in total.

Provision for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through December 31, 2011. However, the uncertainty in macroeconomic factors and the uncertainty of the effect of any current or future government actions to the global economic crisis make forecasting of default rates increasingly imprecise. The Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. For the years ended December 31, 2011 and 2010, the Company experienced no actual claims for guarantee loss. At December 31, 2011, the Company has accrued $1,544,795 on the provision for guarantee losses for any potential claims.

SINO ASSURANCE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Currency expressed in United States Dollars (“US$”), except for number of shares)

14.

SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2011 up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In this assessment, the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework were used.  Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter of the fiscal year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND OFFICERS

The directors and executive officers currently serving SNAS are as follows:

Name	Age	Position	Director/Officer Since
Guokang Tu	48	Chairman, Chief Executive Officer and Director	2008
Mengyou Tong	43	Chief Financial Officer and Director	2008
Zhiqun Li	41	Director	2008

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

To the best of its knowledge, the Company’s directors and executive officers were not involved in any legal proceedings during the last ten years as described in Item 401(f) of Regulation S-K.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership.  Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file.  Based solely on our review of the copies of such forms received by us with respect to fiscal year 2011, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of SNAS’s officers and directors for all services rendered to SNAS and its consolidated subsidiaries and VIE, in all capacities for the fiscal years ended December 31, 2009, 2010 and 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)

Guokang Tu CEO	2009	$81,729	--	--	--	--	--	--	$81,729
	2010	$96,030	$8,705	--	--	--	--	--	$104,735
	2011	$101,642	$8,608	--	--	--	--	--	$110,250
Mengyou Tong CFO	2009	$57,719	--	--	--	--	--	--	$57,719
	2010	$71,121	$6,597	--	--	--	--	--	$77,718
	2011	$77,678	$6,007	--	--	--	--	--	$83,685

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended December 31, 2011.

Name	Salary/Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation

Guokang Tu	$110,250	--	--	--	--	--	$110,250
Mengyou Tong	$83,685	--	--	--	--	--	$83,685

We do not have employment agreements with any of our officers.  We did not award any stock, stock options, or other equity-based award to any of our officers during the fiscal years ended December 31, 2009, 2010, and 2011.  There are no outstanding equity awards as of December 31, 2011.  We have no agreements for providing compensation of any kind to officers after their retirement or resignation.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2011, $64,130 was due to Mr. Guokang Tu, chief executive officer and a director of the Company for temporary advances made by Mr. Guokang Tu, which were unsecured, interest-free with no fixed repayment term.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit-Related Fees

(1) The aggregate fees billed by HKCMCPA Company Limited (“HKCMCPA”) for audit of the Company’s annual financial statements and reviews of the Company’s financial statements included in its quarterly reports on Form 10-Q were $80,086 and $80,000 for the fiscal year ended December 31, 2010 and December 31, 2011 respectively.

(2) HKCMCPA did not bill the Company any amounts for assurance and related services that were related to its audit or review of the Company’s financial statements during the fiscal year ended 2011.

Tax Fees

(3) HKCMCPA did not bill the Company for tax compliance, tax advice and tax planning services for the fiscal year ended December 31, 2011.

All Other Fees

(4) HKCMCPA did not bill the Company for any products and services other than the foregoing during the fiscal year ended December 31, 2011.

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

10.5

Operating Agreement between to Zhong Heng Jiang Investment Consulting (Shenzhen) Company Limited, China Construction Guaranty, Inc., and the shareholders of China Construction Guaranty, Inc. dated November 2, 2009, (herein incorporated by reference from Form 10-K/A filed with the Securities and Exchange Commission on August 10, 2011).

10.6

Exclusive Management Service and Business Consulting Agreement between to Zhong Heng Jiang Investment Consulting (Shenzhen) Company Limited and China Construction Guaranty, Inc. dated November 2, 2009, (herein incorporated by reference from Form 10-K/A filed with the Securities and Exchange Commission on August 10, 2011).

10.7

Option Agreement between to Zhong Heng Jiang Investment Consulting (Shenzhen) Company Limited and China Construction Guaranty, Inc., and the shareholders of China Construction Guaranty, Inc., dated November 2, 2009, (herein incorporated by reference from Form 10-K/A filed with the Securities and Exchange Commission on August 10, 2011).

10.8

Proxy Statement between to Zhong Heng Jiang Investment Consulting (Shenzhen) Company Limited and the shareholders of China Construction Guaranty, Inc., dated November 2, 2009, (herein incorporated by reference from Form 10-K/A filed with the Securities and Exchange Commission on August 10, 2011).

10.9

Equity Pledge Agreement between to Zhong Heng Jiang Investment Consulting (Shenzhen) Company Limited and China Construction Guaranty, Inc., and the shareholders of China Construction Guaranty, Inc., dated November 2, 2009, (herein incorporated by reference from Form 10-K/A filed with the Securities and Exchange Commission on August 10, 2011).

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

SCH XBRL Schema Document.

101

CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101

LAB XBRL Taxonomy Extension Label Linkbase Document.

101

PRE XBRL Taxonomy Extension Presentation Linkbase Document.

101

DEF XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINO ASSURANCE INC.
(Registrant)

By: /s/ Guokang Tu, CEO and Chairman

Date: March 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Guokang Tu, Chief Executive Officer and Chairman, Director

Date:  March 28, 2012

By: /s/ Mengyou Tong, Chief Financial Officer, Director

Date:  March 28, 2012