Form 10-Q
period 2012-03-31
SINO ASSURANCE INC.
filed 2012-05-11
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of March 31, 2012, there were 60,200,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

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

29

ITEM 1. LEGAL PROCEEDINGS

29

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

29

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

29

ITEM 4. (REMOVED AND RESERVED)

29

ITEM 5. OTHER INFORMATION

29

ITEM 6. EXHIBITS

29

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The condensed consolidated financial statements of Sino Assurance Inc. and subsidiaries (collectively, the "Company"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company's Form 10-K for the year ended December 31, 2011, and all amendments thereto.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,108,216	$1,544,199
Restricted cash	22,164,475	20,930,970
Marketable securities	-	1,416,810
Guarantee fee receivable	54,858	48,154
Loans receivable, unsecured	11,643,734	10,716,525
Prepayments and other receivable	500,729	366,416
Total current assets	35,472,012	35,023,074

Non-current assets:
Plant and equipment, net	623,383	573,161
TOTAL ASSETS	$36,095,395	$35,596,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$60,458	$145,103
Customer collateral	19,002,270	17,782,504
Deferred revenue	2,247,120	1,972,424
Amount due to a related party	64,410	64,130
Income tax payable	171,363	210,202
Deferred tax liabilities	1,150,645	1,221,740
Accrued liabilities and other payable	2,833,759	3,651,371
Total current liabilities	25,530,025	25,047,474

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 60,200,000 shares issued and outstanding, respectively	60,200	60,200
Additional paid-in capital	2,970,045	2,970,045
Accumulated other comprehensive income	933,242	887,189
Statutory reserve	497,538	497,538
Retained earnings	6,104,345	6,133,789
Total stockholders’ equity	10,565,370	10,548,761
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,095,395	$35,596,235

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2012	2011
REVENUES, NET
Guarantee fee income	$1,363,868	$3,466,370
Interest income	95,928	30,545

Total revenues, net	1,459,796	3,496,915

COST OF REVENUE	(389,395)	(337,271)

GROSS PROFIT	1,070,401	3,159,644

Operating expenses:
Depreciation	(46,715)	(26,577)
Selling, general and administrative	(1,083,255)	(785,186)
Provision for guarantee losses	(46,358)	(190,234)
Total operating expenses	(1,176,328)	(1,001,997)

(LOSS) INCOME BEFORE INCOME TAXES	(105,927)	2,157,647

Income tax benefit (expense)	76,483	(520,759)

NET (LOSS) INCOME	$(29,444)	$1,636,888

Other comprehensive income:
- Foreign currency translation gain	46,053	70,167

COMPREHENSIVE INCOME	$16,609	$1,707,055

Net (loss) income per share – Basic and diluted	$(0.00)	$0.03

Weighted average common shares outstanding – Basic and diluted	60,200,000	60,200,000

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(29,444)	$1,636,888
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	46,715	33,377
Loss on disposal of plant and equipment	606	206
Provision for guarantee losses	46,358	190,234
Deferred tax (benefit) expense	(76,483)	431,632
Changes in operating assets and liabilities:
Guarantee fee receivable	(6,499)	(7,113)
Prepayments and other receivable	(132,810)	(35,564)
Accounts payable, trade	(85,340)	(102,096)
Deferred revenue	266,281	103,069
Income tax payable	(39,786)	22,026
Accrued liabilities and other payable	(880,506)	6,407

Net cash (used in) provided by operating activities	(890,908)	2,279,066

Cash flows from investing activities:
Change in restricted cash, net of customer collateral	-	(58,819)
Proceeds from disposal of marketable securities	1,424,024	-
Receipts from loans receivable	2,283,415	7,946,208
Payment on loans receivable	(3,164,497)	(5,094,546)
Proceeds from disposal of plant and equipment	-	137
Purchase of plant and equipment	(95,076)	(134,712)

Net cash provided by investing activities	447,866	2,658,268

Effect of exchange rate changes in cash and cash equivalents	7,059	59,314

NET CHANGE IN CASH AND CASH EQUIVALENTS	(435,983)	4,996,648

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	1,544,199	7,074,893

CASH AND CASH EQUIVALENT, END OF PERIOD	$1,108,216	$12,071,541

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$39,786	$35,241
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Retained earnings	Total stockholders’ equity
	No. of shares	Amount

Balance as of January 1, 2012 (Audited)	60,200,000	$60,200	$2,970,045	$887,189	$497,538	$6,133,789	$10,548,761

Net loss for the period	-	-	-	-	-	(29,444)	(29,444)

Foreign currency translation adjustment	-	-	-	46,053	-	-	46,053
Balance as of March 31, 2012	60,200,000	$60,200	$2,970,045	$933,242	$497,538	$6,104,345	$10,565,370

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

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

In the opinion of management, the consolidated balance sheet as of December 31, 2011 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012

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

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

The Company has adopted ASC Topic 810-10-5-8, “Variable Interest Entities” . ASC Topic 810-10-5-8 requires a variable interest entity or VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. With the above agreements, the Company, through ZHJ demonstrates its ability to control CCG as the primary beneficiaries and the operating results of the VIE was included in the condensed consolidated financial statements for the three months ended March 31, 2012 and 2011.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012

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

Depreciation expenses for the three months ended March 31, 2012 and 2011 were $46,715 and $33,377, respectively.

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

•

Customer collateral

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

For the three months ended March 31, 2012 and 2011, the Company has recognized $46,358 and $190,234 on the provision for guarantee losses for any potential claims, respectively.

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

For the three months ended March 31, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2012, the Company did not have any significant unrecognized uncertain tax positions.

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

•

Net (loss) income per share

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective years:

	March 31, 2012	March 31, 2011
Period-end RMB : US$1 exchange rate	6.3247	6.5701
Average period RMB : US$1 exchange rate	6.3201	6.5894

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

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

Management believes, based on the discounted cash flows using current interest rates, the fair value of loans receivable approximates the carrying value at March 31, 2012.

The Company also follows the guidance of ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

·	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

·	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and; and

·

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05,“Comprehensive Income: Presentation of Comprehensive Income”(“ASU 2011-05”). ASU 2011-05 requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. This statement is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted and the amendments in this update will be applied retro

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

spectively. The adoption has not had a material effect on the Company’s financial statements.

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

As of March 31, 2012, the Company had surety and tendering guarantees outstanding resulting in restricted cash with approximately $19,002,270 from customer collateral and $3,162,205 for escrow deposits at the bank.

NOTE－5

LOANS RECEIVABLE, UNSECURED

Loans receivable, unsecured consist of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)

Due from Party A, in a term of 12 months, repayable on June 29, 2012, with an interest rate of 2.52% per annum payable at its due date	$964,472	$960,283

Due from Party A, in a term of 12 months, repayable on September 29, 2012, with an interest rate of 2.52% per annum payable at its due date	1,375,558	1,369,581

Due from Party A, in a term of 12 months, repayable on December 30, 2012, with an interest rate of 2.52% per annum payable at its due date	3,261,904	3,247,732

Due from Party A, in a term of 12 months, repayable on March 30, 2013, with an interest rate of 2.52% per annum payable at its due date	3,162,205	-

Due from Party B, in a term of 12 months, repayable on June 29, 2012, with an interest rate of 2.52% per annum payable at its due date	2,256,104	4,502,406

Due from Party B, in a term of 12 months, repayable on December 30, 2012, with an interest rate of 2.52% per annum payable at its due date	623,491	620,781

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Due from Party C, in a term of 12 months, repayable on December 30, 2012, with an interest rate of 2.52% per annum payable at its due date	-	15,742
Total:	$11,643,734	$10,716,525

NOTE－6

AMOUNT DUE TO A RELATED PARTY

As of March 31, 2012, amount due to a related party represented temporary advances made by Mr. Guokang Tu, chief executive officer and a director of the Company, which were unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

NOTE－7

ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable consisted of following:

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)

Commission payable	$861,701	$1,648,222
Provision for guarantee losses	1,597,860	1,544,795
Accrued payroll and employee welfare	169,883	279,758
Accrued operating expenses	146,200	110,320
Customer deposits	48,595	52,054
Other payables	9,520	16,222
	$2,833,759	$3,651,371

NOTE－8

INCOME TAXES

For the three months ended March 31, 2012 and 2011, the local (United States) and foreign components of (loss) income from operations before income taxes were comprised of the following:

	Three months ended March 31,
	2012	2011
Tax jurisdictions from:
– Local	$-	$-
– Foreign	(105,927)	2,157,647
(Loss) income before income taxes	$(105,927)	$2,157,647

The provision for income taxes consisted of the following:

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2012	2011
Current:
– Local	$-	$-
– Foreign	-	89,127

Deferred:
– Local	-	-
– Foreign	(76,483)	431,632
Income tax (benefit) expense	$(76,483)	$520,759

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

As of March 31, 2012, the operations in the United States of America incurred $40,000 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2032, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $14,000 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Island

Under the current BVI law, LTL is not subject to tax on income.

Hong Kong

CML is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. For the three months ended March 31, 2012 and 2011, CML does not have operations in Hong Kong.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Special Economic Zone”. Hence, the Company is entitled to Corporate Income Taxes (“CIT”) at a preferential tax rate of 15%. For the three months ended March 31, 2012 and 2011, the Company has established various provincial and municipal branches, as well as representative offices in the PRC, which are generally subject to the statutory tax rate of 25%. Under a transitional policy under the CIT Law, the Company will continue to enjoy the unexpired tax holiday in a special economic zone in Shenzhen City and its applicable tax rate will be increased progressively to 25% over a 5-years’ period, starting from January 1, 2008.

The reconciliation of income tax rate to the effective income tax rate for the three months ended March 31, 2012 and 2011, is as follows:

	Three months ended March 31
	2012	2011

(Loss) income before income taxes	$(105,927)	$2,157,647
Statutory income tax rate	25%	25%
Income tax (benefit) expense at statutory tax rate	(26,482)	539,412
Effect of tax holiday	-	(19,978)
Effect of non-taxable items	(50,001)	-
Effect of non-deductible items	-	1,325
Income tax (benefit) expense	$(76,483)	$520,759

The following table sets forth the significant components of the aggregate deferred tax (assets) and liabilities of the Company as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Deferred tax (assets):
Net operating loss carryforward	$(14,000)	$(14,000)
Deferred revenue	(561,780)	(483,244)
Total deferred tax (assets)	(575,780)	(497,244)
Less: valuation allowance	14,000	14,000
Total deferred tax (assets)	(561,780)	(483,244)

Deferred tax liabilities:
Provision for guarantee losses	1,712,425	1,704,984
Deferred tax liabilities, net	$1,150,645	$1,221,740

NOTE－9

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

(a)

Major customers

For the three months ended March 31, 2012, one customer represented 15% of the Company’s revenue amounting to $225,470, with no balance of guarantee fee receivable

For the three months ended March 31, 2011, there was no single customer who accounted for 10% or more of the Company’s revenues.

(b)

Major vendors

For the three months ended March 31, 2012 and 2011, there was no single vendor who accounted for 10% or more of the Company’s purchases.

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

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE－10

COMMITMENTS AND CONTINGENCIES

(a)

Operating lease commitments

The Company is committed under various non-cancelable operating leases with fixed monthly rentals, due through September 2015. Total rent expenses for the three months ended March 31, 2012 and 2011 was $136,593 and $114,541, respectively.

As of March 31, 2012, the Company has future minimum rent payments due under various non-cancelable operating leases in the next five years, as follows:

Years ending March 31:
2013	$520,790
2014	318,450
2015	256,325
2016	128,902
Total:	$1,224,467

(b)

Guarantees

As of March 31, 2012, the Company has 769 surety and tendering guarantees outstanding. If the Company’s customers fail to complete their performance obligation in a timely manner so that the Company is obligated to pay on its guarantees, the Company would have the maximum potential amount of future payments of approximately $305,326,480 (RMB1,931,098,386) in total.

Provision for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through March 31, 2012. However, the uncertainty in macroeconomic factors and the uncertainty of the effect of any current or future government actions to the global economic crisis make forecasting of default rates increasingly imprecise. The Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. For the three months ended March 31, 2012 and 2011, the Company experienced no claims for actual guarantee loss. At March 31, 2012, the Company has accrued $1,597,860 on the provision for guarantee losses for any potential claims.

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

OVERVIEW

Sino Assurance, Inc., a Delaware corporation (hereinafter “Sino Assurance”, “We”, the Company or the “Registrant"), was incorporated under the laws of the State of Delaware on August 19, 1997, under the name of Sheffield Products, Inc. We changed our name to Digital Network Alliance International, Inc. on November 30, 2004, and changed our name again to Sino Assurance Inc. on November 20, 2008.  The Company, through its subsidiaries and variable interest entity, is principally engaged in the provision of surety and tendering guarantees service to corporations and individuals in the Peoples Republic of China.

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

3.

As to the credit environment, the construction of social credit system of enterprises in relation to the man agement and customer credit information of the security industry merges into the existing banking and financial regulatory system. In 2011 the China Banking Regulatory Commission’s “Joint Conference on the risks of illegal business operation of assurance enterprises” and People’s Bank’s policy of putting guarantee deposits into deposits reserves fully describes the fact that the assurance industry is very important to the social credit system construction, it also reflects the development of assurance industry in China economic development is causing more and more national and social concern.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2011

Net revenue

Net revenue for the three months ended March 31, 2012, was $1,459,796 as compared to $3,496,915 for the same period in 2011. The decrease of $2,037,119 or approximately 58% was due to the continuous tightening control of bank loan supply in China during the period and as a result reduce the demand of tender and surety guarantee business. The gross margin decreased to 71% from 90% for the three months ended March 31, 2012, it was due to the percentage of the guarantee fee income with higher profit margin decreased and the guarantee fee income with lower profit margin increased.

Loss before income tax

Loss before income tax for the three months ended March 31, 2012 was $105,927 compared to income  before income tax $2,157,647 for the same period in 2011, the decrease in pre-tax income of $2,263,574, or approximately 105% was mainly due to decrease in guarantee fee income by the tightening control of bank loan supply in China during the period and reduce demand of tender and surety guarantee business, as well as we employed more agents to promote guarantee business, and increasing our selling, general and administrative expenses.

Operating expenses

Total operating expenses were $1,176,328 for the three months ended March 31, 2012, as compared to $1,001,997 for the same period in 2011.  The increase of $174,331 or 17% was primarily due to the increase in depreciation, staff costs, rent and rate, and professional fee.

The reasons for the increases in the major items are as follows:

(1)

Depreciation - increase by $20,138 or 76% from $26,577 for the three months ended March 31, 2011 to $46,715 for the same period of 2012. The increase was primarily due to the addition of fixed assets during the same period.

(2)

Staff costs - increase by $77,961 or 18% from $436,237 for the three months ended March 31, 2011 to $514,198 for the same period of 2012. The increase was mainly due to increase in headcounts and pay rates for the same period.

(3)

Rent and rates - increase by $22,052 or 19% from $114,541 for the three months ended March 31, 2011 to $136,593 for the same period of 2012. The increase was mainly due to the renewal of the tenancy agreement in the same period.

(4)

Professional fee to fulfill the obligation as a listing company - increase by $45,263 or 86% from $52,796 for the three months ended March 31, 2011 to $98,059 for the same period of 2012.  The increase was mainly due to the increment by the services provider.

We anticipate that our operating expenses will increase in future periods, as we increase sales and marketing operations, and fulfill our obligation as a listing company under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, our unaudited balance sheet reflects total current assets of $35,472,012 and total current liabilities $25,530,025. These items increased by $448,938 (or 1.28%) and $482,551 (or 1.93%) respectively as compared to the year ended December 31, 2011. The increase of total current assets was mainly due to an increase of restricted cash, loan receivable as well as prepayments and other receivable, partially offset by decrease in marketable securities, cash and cash equivalents. The increase in total current liabilities was mainly due to increase in customer collateral and deferred revenue, partially offset by decrease in account payable, accrued liabilities and other payable, income tax payable and deferred tax liabilities.

As of March 31, 2012, cash and cash equivalents was $1,108,216, as compared to December 31, 2011 balance of 1,544,199. The decrease was mainly due to the cash used in operating activities, partially offset by the cash provided by investing activities.

For the three months ended March 31, 2012, cash used in operating activities totaled $890,908. This was primarily due to the net loss for the period plus increase in prepayments and other receivable, decrease in account payable, accrued liabilities and other payable, partially offset by the increase in deferred revenue.

For the three months ended March 31, 2012, cash provided by investing activities amounted to $447,866. The receipt of funds was mainly due to the receipts from loans receivable and proceeds from disposal of marketable securities, partially offset by the payment on loan receivable.

As of March 31, 2012, we owed $64,410 to Mr. Guokang Tu, a director. The loan was unsecured, interest-free, and has no fixed repayment terms.

As of March 31, 2012, the Company had surety and tendering guarantees outstanding resulting in restricted cash of approximately $19,002,270 from customer collateral and $3,162,205 for escrow deposits at the bank. Restricted cash represents (i) funds received from customers for the purpose of trust deposits held at the banks by the Company to pledge against the surety and tendering guarantee under the contractual guarantee period and (ii) escrow deposits as security to the bank for the provision of banking surety guarantee service. Such restricted cash under item (i) is an asset of the Company and is recorded as customer collateral payable to the customers upon the expiry of the guarantee contracts.

As of March 31, 2012, the loans receivable consist of the followings:

Due from Party A	$8,764,139

Due from Party B	2,879,595
$11,643,734

The Company entered into loan agreements to provide financing to Party A and Party B as general working capital and both of these Parties are independent third parties of the Company.

The loan to Party A is unsecured, interest bearing at 2.52% per annum and payable on June 29, 2012, September 29, 2012, December 30, 2012 and March 30, 2013 in the terms of 12 months.

The loan to Party B is unsecured, interest bearing at 2.52% per annum and payable on June 29, 2012 and December 30, 2012 in the terms of 12 months.

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

As of March 31, 2012, we had total future lease commitments under non-cancelable operating leases of $1,224,467. We currently have working capital sufficient to fund these lease commitments.

As of March 31, 2012, we had contingent liabilities in respect of guarantees granted under the surety and tendering guarantee services business in the aggregate amount of $305,326,480. As of March 31, 2012, the Company has 769 surety and tendering guarantees outstanding. If the Company’s customers fail to complete their performance obligation in a timely manner so that the Company is obligated to pay on its guarantees, the Company would have the maximum potential amount of future payments of approximately $305,326,480 (RMB1,931,098,386) in total.  We have significant concentration of risk related to our guarantees of potential loss if our customers fail to complete their performance obligations under the surety guarantees in a timely manner.  To reduce these potential losses, we hold collateral in the form of cash equivalents, which are reflected in customer collateral on the balance sheets as they are held in restricted cash in our name.

Provision for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through March 31, 2012. However, the uncertainty in macroeconomic factors and the uncertainty of the effect of any current or future government actions to the global economic crisis make forecasting of default rates increasingly imprecise. The Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. For the three months ended March 31, 2012 and 2011, the Company experienced no actual guarantee loss claims. At March 31, 2012, the Company has accrued $1,597,860 on the provision for guarantee losses for any potential claims.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

For information about new accounting pronouncements and the potential impact on our Condensed Consolidated Financial Statements, see Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q and Note 2 of the Notes to Consolidated Financial Statements in our 2011 Form 10-K, and all amendments thereto.

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

As of the end of the period covered by this report, the Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and chief financial officer also concluded that our disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the most recent fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

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

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

SCH XBRL Schema Document.*

101

CAL XBRL Taxonomy Extension Calculation Linkbase Document.*

101

LAB XBRL Taxonomy Extension Label Linkbase Document.*

101

PRE XBRL Taxonomy Extension Presentation Linkbase Document.*

101

DEF XBRL Taxonomy Extension Definition Linkbase Document.*

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINO ASSURANCE INC.

(Registrant)

By: /s/ Guokang Tu, Chief Executive Officer and Chairman

Date:  May 11, 2012

By: /s/ Mengyou Tong, Chief Financial Officer

Date:  May 11, 2012