Form 10-Q
period 2012-06-30
SINO ASSURANCE INC.
filed 2012-08-08
CIK 1116204

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 30, 2012, there were 60,200,000 shares of the registrant’s common stock, $0.001 par value, outstanding

TABLE OF CONTENTS

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

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$92,768	$1,544,199
Restricted cash	24,499,286	20,930,970
Marketable securities	-	1,416,810
Guarantee fee receivable	29,507	48,154
Loans receivable, unsecured	12,035,582	10,716,525
Prepayments and other receivable	682,490	366,416

Total current assets	37,339,633	35,023,074

Non-current assets:
Plant and equipment, net	712,933	573,161
TOTAL ASSETS	$38,052,566	$35,596,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$52,411	$145,103
Customer collateral	21,334,579	17,782,504
Deferred revenue	2,567,425	1,972,424
Amount due to a related party	64,461	64,130
Income tax payable	104,533	210,202
Deferred tax liabilities	1,071,923	1,221,740
Accrued liabilities and other payable	2,093,636	3,651,371

Total current liabilities	27,288,968	25,047,474

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 60,200,000 shares issued and outstanding, respectively	60,200	60,200
Additional paid-in capital	2,970,045	2,970,045
Accumulated other comprehensive income	941,751	887,189
Statutory reserve	497,538	497,538
Retained earnings	6,294,064	6,133,789
Total stockholders’ equity	10,763,598	10,548,761
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,052,566	$35,596,235

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
REVENUES, NET
Guarantee fee income	$1,774,588	$2,065,213	$3,138,456	$5,531,583
Interest income	152,480	27,725	248,408	58,270

Total revenues, net	1,927,068	2,092,938	3,386,864	5,589,853

COST OF REVENUE	500,348	463,385	889,743	800,656

GROSS PROFIT	1,426,720	1,629,553	2,497,121	4,789,197

Operating expenses:
Depreciation	51,964	39,057	98,679	72,434
Selling, general and administrative	1,058,565	886,128	2,141,820	1,664,514
Provision for guarantee losses	101,528	129,840	147,886	320,074
Total operating expenses	1,212,057	1,055,025	2,388,385	2,057,022

INCOME BEFORE INCOME TAXES	214,663	574,528	108,736	2,732,175

Income tax (expense) benefit	(24,944)	(145,801)	51,539	(666,560)

NET INCOME	$189,719	$428,727	$160,275	$2,065,615

Other comprehensive income:
- Foreign currency translation gain	8,509	192,185	54,562	262,352

COMPREHENSIVE INCOME	$198,228	$620,912	$241,837	$2,327,967

Net income per share – Basic and diluted	$0.00	$0.01	$0.00	$0.03

Weighted average common shares outstanding – Basic and diluted	60,200,000	60,200,000	60,200,000	60,200,000

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$160,275	$2,065,615
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	98,679	72,434
Loss on disposal of plant and equipment	1,548	1,356
Provision for guarantee losses	147,886	320,074
Deferred tax (benefit) expense	(155,976)	666,560
Changes in operating assets and liabilities:
Guarantee fee receivable	18,878	(11,954)
Prepayments and other receivable	(313,896)	(395,481)
Accounts payable, trade	(93,354)	(28,143)
Deferred revenue	584,290	442,339
Income tax payable	(106,656)	(534,591)
Accrued liabilities and other payable	(1,723,011)	(87,457)

Net cash (used in) provided by operating activities	(1,381,337)	2,510,752

Cash flows from investing activities:
Change in restricted cash, net of customer collateral	-	541,172
Proceeds from sale of marketable securities	1,422,812	-
Receipts from loans receivable	2,436,402	16,510,824
Payments on loans receivable	(3,699,020)	(18,940,490)
Proceeds from disposal of plant and equipment	31,618	153
Purchase of plant and equipment	(268,534)	(157,325)

Net cash used in investing activities	(76,722)	(2,045,666)

Effect of exchange rate changes in cash and cash equivalents	6,628	167,479

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,451,431)	632,565

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	1,544,199	7,074,893

CASH AND CASH EQUIVALENT, END OF PERIOD	$92,768	$7,707,458

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$211,093	$534,591
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income	Statutory reserve	Retained earnings	Total stockholders’ equity
	No. of shares	Amount

Balance as of January 1, 2012 (Audited)	60,200,000	$60,200	$2,970,045	$887,189	$497,538	$6,133,789	$10,548,761

Net income for the period	-	-	-	-	-	160,275	160,275

Foreign currency translation adjustment	-	-	-	54,562	-	-	54,562
Balance as of June 30, 2012	60,200,000	$60,200	$2,970,045	$941,751	$497,538	$6,294,064	$10,763,598

See accompanying notes to condensed consolidated financial statements.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE－1

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2011 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012 or for any future period.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

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

The Company has adopted ASC Topic 810-10-5-8, “Variable Interest Entities”. ASC Topic 810-10-5-8 requires a variable interest entity or VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. With the above agreements, the Company, through ZHJ demonstrates its ability to control CCG as the primary beneficiaries and the operating results of the VIE was included in the condensed consolidated financial statements for the three and six months ended June 30, 2012 and 2011.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

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

Depreciation expenses for the three months ended June 30, 2012 and 2011 were $51,964 and $39,057, respectively.

Depreciation expenses for the six months ended June 30, 2012 and 2011 were $98,679 and $72,434, respectively.

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

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

Provision for guarantee losses

In connection with the nature of its guarantee business, the Company is exposed to the potential losses from

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

For the six months ended June 30, 2012 and 2011, the Company has recognized $147,886 and $320,074 on the provision for guarantee losses for any potential claims, respectively.

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

For the three and six months ended June 30, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2012, the Company did not have any significant unrecognized uncertain tax positions.

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

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company’s subsidiary and VIE in the PRC maintains its books and records in its local currency, Renminbi Yuan ("RMB"), which is functional currency as being the primary currency of the economic environment in which its operation is conducted.

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

Translation of amounts from RMB into US$1 has been made at the following exchange rates for the respective years:

	June 30, 2012	June 30, 2011
Period-end RMB : US$1 exchange rate	6.3197	6.4640
Average period RMB : US$1 exchange rate	6.3255	6.5482

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

Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

Management believes, based on the discounted cash flows using current interest rates, the fair value of loans receivable approximates the carrying value at June 30, 2012.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05,“Comprehensive Income: Presentation of Comprehensive Income”(“ASU 2011-05”). ASU 2011-05 requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

and other comprehensive income. This statement is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted and the amendments in this update will be applied retrospectively. The adoption has not had a material effect on the Company’s financial statements.

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

As of June 30, 2012, the Company had surety and tendering guarantees outstanding resulting in restricted cash with approximately $21,334,579 from customer collateral and $3,164,707 for escrow deposits at the bank.

NOTE－5

LOANS RECEIVABLE, UNSECURED

Loans receivable, unsecured consist of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

Due from Party A, in a term of 12 months, repayable on June 29, 2012, with an interest rate of 2.52% per annum payable at its due date	$-	$960,283

Due from Party A, in a term of 12 months, repayable on September 29, 2012, with an interest rate of 2.52% per annum payable at its due date	1,376,646	1,369,581

Due from Party A, in a term of 12 months, repayable on December 30, 2012, with an interest rate of 2.52% per annum payable at its due date	3,264,485	3,247,732

Due from Party A, in a term of 12 months, repayable on March 30, 2013, with an interest rate of 2.52% per annum payable at its due date	3,164,707	-

Due from Party A, in a term of 12 months, repayable on June 29, 2013, with an interest rate of 2.52% per annum payable at its due date	810,163	-

Due from Party B, in a term of 12 months, repayable on June 29, 2012, with an interest rate of 2.52% per annum payable at its due date	-	4,502,406

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Due from Party B, in a term of 12 months, repayable on December 30, 2012, with an interest rate of 2.52% per annum payable at its due date	623,984	620,781

Due from Party B, in a term of 12 months, repayable on June 29, 2013, with an interest rate of 2.52% per annum payable at its due date	2,795,597	-

Due from Party C, in a term of 12 months, repayable on December 30, 2012, with an interest rate of 2.52% per annum payable at its due date	-	15,742
Total:	$12,035,582	$10,716,525

NOTE－6

AMOUNT DUE TO A RELATED PARTY

As of June 30, 2012, amount due to a related party represented temporary advances made by Mr. Guokang Tu, chief executive officer and a director of the Company, which were unsecured, interest-free with no fixed repayment term. Imputed interest is considered insignificant.

NOTE－7

ACCRUED LIABILITIES AND OTHER PAYABLE

Accrued liabilities and other payable consisted of following:

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)

Commission payable	$-	$1,648,222
Provision for guarantee losses	1,700,785	1,544,795
Accrued payroll and employee welfare	171,825	279,758
Accrued operating expenses	120,599	110,320
Customer deposits	86,752	52,054
Other payables	13,675	16,222
	$2,093,636	$3,651,371

NOTE－8

INCOME TAXES

For the six months ended June 30, 2012 and 2011, the local (United States) and foreign components of income from operations before income taxes were comprised of the following:

Six months ended June 30,

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	2012	2011
Tax jurisdictions from:
– Local	$-	$-
– Foreign	108,736	2,732,175
Income before income taxes	$108,736	$2,732,175

The provision for income taxes consisted of the following:

	Six months ended June 30,
	2012	2011
Current:
– Local	$-	$-
– Foreign	104,437	-

Deferred:
– Local	-	-
– Foreign	(155,976)	666,560
Income tax (benefit) expense	$(51,539)	$666,560

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

As of June 30, 2012, the operations in the United States of America incurred $40,000 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2032, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $14,000 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

British Virgin Island

Under the current BVI law, LTL is not subject to tax on income.

Hong Kong

CML is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income. For the six months ended June 30, 2012 and 2011, CML does not have operations in Hong Kong.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The PRC

The Company generated substantially its net income from its subsidiary, ZHJ and its VIE, CCG in the PRC. ZHJ and CCG are subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China with a unified statutory income tax rate of 25%. The reconciliation of income tax rate to the effective income tax rate for the six months ended June 30, 2012 and 2011, is as follows:

	Six months ended June 30
	2012	2011

Income before income taxes	$108,736	$2,732,175
Statutory income tax rate	25%	25%
Income tax (benefit) expense at statutory tax rate	27,184	683,044
Effect of tax holiday	-	(22,909)
Effect of non-taxable items	(78,723)	-
Effect of non-deductible items	-	6,425
Income tax (benefit) expense	$(51,539)	$666,560

The following table sets forth the significant components of the aggregate deferred tax (assets) and liabilities of the Company as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Deferred tax (assets):
Net operating loss carryforward	$(14,000)	$(14,000)
Deferred revenue	(641,856)	(483,244)
Total deferred tax (assets)	(655,856)	(497,244)
Less: valuation allowance	14,000	14,000
Total deferred tax (assets)	(641,856)	(483,244)

Deferred tax liabilities:
Provision for guarantee losses	1,713,779	1,704,984
Deferred tax liabilities, net	$1,071,923	$1,221,740

NOTE－9

CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)

Major customers

For the three and six months ended June 30, 2012, there was no single customer who accounted for 10% or more of the Company’s revenues.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

For the three months ended June 30, 2011, the customer who accounts for 10% or more of the Company ’ s revenues and its outstanding balance as at period-end dates, are presented as follows:

	Three months ended June 30, 2011
	Revenues	Percentage of revenues	Guarantee fee receivable

Customer A	$381,785	18%	$-
Customer B	267,250	13%	-
Total:	$649,035	31%	$-

For the six months ended June 30, 2011, there was no single customer who accounted for 10% or more of the Company’s revenues.

(b)

Major vendors

For the three and six months ended June 30, 2012 and 2011, there was no single vendor who accounted for 10% or more of the Company’s purchases.

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

(f)

Exchange rate risk

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

NOTE－10

COMMITMENTS AND CONTINGENCIES

(a)

Operating lease commitments

The Company is committed under various non-cancelable operating leases with fixed monthly rentals, due through September 2015. Total rent expenses for the six months ended June 30, 2012 and 2011 was $290,730 and $236,490, respectively.

As of June 30, 2012, the Company has future minimum rent payments due under various non-cancelable operating leases in the next four years, as follows:

Years ending June 30:
2013	$468,923
2014	270,595
2015	220,499
2016	63,976
Total:	$1,023,993

(b)

Guarantees

As of June 30, 2012, the Company has 873 surety and tendering guarantees outstanding. If the Company’s customers fail to complete their performance obligation in a timely manner so that the Company is obligated to pay on its guarantees, the Company would have the maximum potential amount of future payments of approximately $392,458,707 (RMB2,480,221,289) in total.

Provision for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through June 30, 2012. However, the uncertainty in macroeconomic factors and the uncertainty of the effect of any current or future government actions to the global economic crisis make forecasting of default rates increasingly imprecise. The Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. For the six months ended June 30, 2012 and 2011, the Company experienced no claims for actual guarantee loss. At June 30, 2012, the Company has accrued $1,700,785 on the provision for guarantee losses for any potential claims.

SINO ASSURANCE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

2.

With regard to the policy aspect, in order to regulate the assurance business while promoting the growth of this industry, relating governmental bodies have enacted a series of laws, regulations and policies such as the "Small to Medium Enterprises Promotion Law", the "Interim Administrative Rules Guiding the Risk Control Work of Small to Medium Enterprises Engaged in the Assurance Business", the "Notice Regarding the Establishment of Credit Assurance System for Small to Medium Enterprises", the "Administrative Rules for Small-Sum Guaranteed Loan for Unemployed Persons", the "Trial Methods for Undertaking Housing Credit Insurance Business", the "Certain Trial Rules for the Introduction of Construction Contract Guarantee in Real Estate Developing Projects" and the “Trail Rules for the Financing Guarantee Company”. All such rules and regulations have on one hand described the common practices of the assurance industry, strengthened the management of risk control, and on the other hand improved the industrial environment of the assurance business, thus have expanded the assurance business scope and boosted the growth of this industry.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2012 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2011

Net revenue

Net revenue for the six months ended June 30, 2012, was $3,386,864 as compared to $5,589,853 for the same period in 2011. The decrease of $2,202,989 or approximately 39% was due to the continuous tightening control of bank loan supply in China during the period and as a result there was reducuction in the demand of tender and surety guarantee business.  The gross margin decreased to 72% from 86% for the six months ended June 30, 2012, it was due to the percentage of the guarantee fee income with higher profit margin decreased and the guarantee fee income with lower profit margin increased.

Net income before tax

Net income before tax for the six months ended June 30, 2012 was $108,736 compared to $2,732,175 for the same period in 2011, a decrease in pre-tax income of $2,623,439, or approximately 96%.  The decrease in pre-tax net income was mainly due to decrease in guarantee fee income by the tightening control of bank loan supply in China during the period and reduce demand of tender and surety guarantee business, as well as we employed more agents to promote guarantee business, and increasing our selling, general and administrative expenses.

Operating expenses

Total operating expenses were $2,388,385 for the six months ended June 30, 2012, as compared to $2,057,022 for the same period in 2011.  The increase of $331,363 or 16% was primarily due to the increase in depreciation, staff costs, rent and rate, and professional fees.

The reasons for the increases in the major items are as follows:

(1)

Depreciation - increased by $26,245 or 36% from $72,434 for the six months ended June 30, 2011 to $98,679 for the same period of 2012. The increase was primarily due to the addition of fixed assets during the same period.

(2)

Staff costs - increased by $171,000 or 19% from $890,328 for the six months ended June 30, 2011 to $1,061,328 for the same period of 2012. The increase was mainly due to increase in headcounts and pay rates for the same period.

(3)

Rent and rates - increased by $54,240 or 23% from $236,490 for the six months ended June 30, 2011 to $290,730 for the same period of 2012. The increase was mainly due to the renewal of the tenancy agreement in the same period.

(4)

Professional fee to fulfill the obligation as a listing company - increase by $31,999 or 28% from $114,341 for the six months ended June 30, 2011 to $146,340 for the same period of 2012.  The increase was mainly due to the increment by the services provider.

THREE MONTHS ENDED JUNE 30, 2012 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2011

Net revenue

Net revenue for the three months ended June 30, 2012, was $1,927,068 as compared to $2,092,938 for the same period in 2012. The decrease of $165,870 or approximately 8% was due to the continuous tightening control of bank loan supply in China during the period and as a result reduce the demand of tender and surety guarantee business. The gross margin decreased to 72% from 78% for the three months ended June 30, 2012, it was due to the percentage of the guarantee fee income with higher profit margin decreased and the guarantee fee income with lower profit margin increased.

Net income before income tax

Net income before income tax for the three months ended June 30, 2012 was $214,663 compared to $574,528 for the same period in 2011, the decrease in pre-tax income of $359,865, or approximately 62% was mainly due to decrease in guarantee fee income by the tightening control of bank loan supply in China during the period and reduce demand of tender and surety guarantee business, as well as we employed more agents to promote guarantee business, and increasing our selling, general and administrative expenses.

Operating expenses

Total operating expenses were $1,212,057 for the three months ended June 30, 2012, as compared to $1,055,025 for the same period in 2011.  The increase of $157,032 or 15% was primarily due to the increase in depreciation, staff costs and rent and rate.

The reasons for the increases in the major items are as follows:

(1)

Depreciation - increased by $12,907 or 33% from $39,057 for the three months ended June 30, 2011 to $51,964 for the same period of 2012. The increase was primarily due to the addition of fixed assets during the same period.

(2)

Staff costs - increased by $93,039 or 20% from $454,091 for the three months ended June 30, 2011 to $547,130 for the same period of 2012. The increase was mainly due to increase in headcounts and pay rates for the same period.

(3)

Rent and rates - increased by $32,188 or 26% from $121,949 for the three months ended June 30, 2011 to $154,137 for the same period of 2012. The increase was mainly due to the renewal of the tenancy agreement in the same period.

We anticipate that our operating expenses will increase in future periods, as we increase sales and marketing operations, and fulfill our obligation as a listing company under the Exchange Act.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, our unaudited balance sheet reflects total current assets of $37,339,633 and total current liabilities $27,288,968. These items increased by $2,316,559 (or 7%) and $2,241,494 (or 9%) respectively as compared to the year ended December 31, 2011. The increase of total current assets was mainly due to an increase of restricted cash and loan receivable, partially offset by decrease in marketable securities, cash and cash equivalents. The increase in total current liabilities was mainly due to increase in customer collateral and deferred revenue, partially offset by decrease in account payable, accrued liabilities and other payable, income tax payable and deferred tax liabilities.

As of June 30, 2012, cash and cash equivalents was $92,768, as compared to December 31, 2011 balance of 1,544,199. The decrease was mainly due to the cash used in operating activities and investing activities.

For the six months ended June 30, 2012, cash used in operating activities totaled $1,381,337. This was primarily due to the increase in prepayments and other receivable, decrease in account payable, accrued liabilities and other payable, partially offset by the increase in deferred revenue.

For the six months ended June 30, 2012, cash used in investing activities amounted to $76,722. The use of funds was mainly due to the payment on loan receivable and purchase of plant and equipment, partially offset by receipts from loans receivable, proceeds from sale of marketable securities and proceeds from disposal of plant and equipment.

As of June 30, 2012, we owed $64,461 to Mr. Guokang Tu, a director. The loan was unsecured, interest-free, and has no fixed repayment terms.

As of June 30, 2012, the Company had surety and tendering guarantees outstanding resulting in restricted cash of approximately $21,334,579 from customer collateral and $3,164,707 for escrow deposits at the bank. Restricted cash represents (i) funds received from customers for the purpose of trust deposits held at the banks by the Company to pledge against the surety and tendering guarantee under the contractual guarantee period and (ii) escrow deposits as security to the bank for the provision of banking surety guarantee service. Such restricted cash under item (i) is an asset of the Company and is recorded as customer collateral payable to the customers upon the expiry of the guarantee contracts.

As of June 30, 2012, the loans receivable consist of the followings:

Due from Party A	$8,616,001

Due from Party B	3,419,581
$12,035,582

The Company entered into loan agreements to provide financing to Party A and Party B as general working capital and both of these Parties are independent third parties of the Company.

The loan to Party A is unsecured, interest bearing at 2.52% per annum and payable on September 29, 2012, December 30, 2012, March 30, 2013 and June 29, 2013 in the terms of 12 months.

The loan to Party B is unsecured, interest bearing at 2.52% per annum and payable on December 30, 2012 and June 29, 2013 in the terms of 12 months.

The demand for loans to small and medium size enterprises in China is expected to remain high and the Company is exploring new business to provide full spectrum of financial services to customers. We believe that this will greatly enhance the level of services that we provide to our customers and further expand our market share in the financing services business.

We believe our existing cash, cash equivalents and operating cash flow will be sufficient to meet our working capital and capital expenditure needs over the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the expansion of our operating capacity, and the continuing market acceptance of our services.

As of June 30, 2012, we had total future lease commitments under non-cancelable operating leases of $1,023,993. We currently have working capital sufficient to fund these lease commitments.

As of June 30, 2012, we had contingent liabilities in respect of guarantees granted under the surety and tendering guarantee services business in the aggregate amount of $392,458,707. As of June 30, 2012, the Company has 873 surety and tendering guarantees outstanding. If the Company’s customers fail to complete their performance obligation in a timely manner so that the Company is obligated to pay on its guarantees, the Company would have the maximum potential amount of future payments of approximately $392,458,707 (RMB2,480,221,289) in total.  We have significant concentration of risk related to our guarantees of potential loss if our customers fail to complete their performance obligations under the surety guarantees in a timely manner.  To reduce these potential losses, we hold collateral in the form of cash equivalents, which are reflected in customer collateral on the balance sheets as they are held in restricted cash in our name.

Provision for guarantee losses reflects the Company’s best projection of defaults and the Company believes that it is more likely as a result of loss events that have occurred through June 30, 2012. However, the uncertainty in macroeconomic factors and the uncertainty of the effect of any current or future government actions to the global economic crisis make forecasting of default rates increasingly imprecise. The Company regularly reviews actual guarantee loss claims experience to determine if any necessary adjustments may be recognized to the reserve in the period in which those differences arise or are identified. For the six months ended June 30, 2012 and 2011, the Company experienced no actual guarantee loss claims. At June 30, 2012, the Company has accrued $1,700,785 on the provision for guarantee losses for any potential claims.

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

As of the end of the period covered by this report, the Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the design and operation of the Company's "disclosure, controls and procedures" (as defined in the Exchange Act Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this report (the "Evaluation Date").  Based on that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive office and chief financial officer also concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance of the achievement of these objectives.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the most recent fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective July 23, 2012, the Company had its stock quotation under the symbol "SNAS" deleted from the OTC Bulletin Board (the "OTCBB"). The symbol was deleted for factors beyond the Company's control due to various market makers electing to shift their orders from the OTCBB. As a result of not having a sufficient number of market makers providing quotes on the Company's common stock on the OTCBB for four consecutive days, the Company was deemed to be deficient in maintaining a listing standard at the OTCBB pursuant to Rule 15c2-11.  That determination was made entirely without the Company's knowledge.  The Company’s common stock is now listed for quotation on the OTCQB under the symbol “SNAS”.

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

10.6

Exclusive Management Service and Business Consulting Agreement between to Zhong Heng Jiang Investment Consulting (Shenzhen) Company Limited and China Construction Guaranty, Inc. dated November 2, 2009, (herein incorporated by reference from Form 10-K/A filed with the Securities and Ex change Commission on August 10, 2011).

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

Date:  August 8, 2012

By: /s/ Mengyou Tong, Chief Financial Officer

Date:  August 8, 2012